Form 10-K
period 2011-12-31
INDIA ECOMMERCE CORP
filed 2012-04-16
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166454

India Ecommerce Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5540 Fifth Avenue #18, Pittsburgh, PA	15232
(Address of principal executive offices)	(Zip Code)

(412) 450-0028
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes           ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes           ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $201,500 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  25,287,500 shares of common stock as of March 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

PART I

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•     general economic and business conditions, both nationally and in our markets,
•     our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
•     our ability to implement our growth strategy, • anticipated trends in our business,
•     advances in technologies, and
•     other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to India Ecommerce Corporation, which is also sometimes referred to as “IEC”.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Item 1	Business

Overview

We were incorporated on January 19, 2011 under the laws of the State of Nevada.

We are a development stage company in the business of developing, promoting and managing a multitude of ecommerce websites for the Indian market. Our focus is to create simple, easy-to-use websites that will not deliver physical products, but rather electronic goods and services to the Indian consumer.  We will create rapid development teams that can push websites into the marketplace in a quick and efficient manner to capture first mover advantages in the burgeoning Indian ecommerce marketplace. One of our stated goals is to create websites that require minimal manpower to manage and maintain and are operationally profitable from day one.  We will also tailor websites to the various regions, languages, customs, and sensibilities throughout India, and create mobile applications for all our websites to enable quick growth. This will increase the usage of the websites and drive revenue for IEC.

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. Securities laws define a “blank check company” as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

India is the world’s second most populous country and is renowned for its high tech community, but still has yet to produce a dominant ecommerce company the likes of Amazon.com, Buy.com, or eBay. We feel that IEC will operate and thrive in an Indian online market that is still in its infancy.

Our websites will deliver electronic vouchers that can be redeemed for physical goods, or deliver electronic goods such as software or mobile games.  We will engage in group purchasing websites where groups will earn discounted pricing to higher priced merchandise.

Website Development

We will begin our deployment in multiple website categories that will be linked with our own portal. These website ideas can be developed at a low cost, are easily maintained, and can be replicated for micro targeting demographically. We will be able to commence the development of these websites within 60 days of receiving funding.

Group Purchasing Websites

The first of these are a group purchasing site designed for the Indian hospitality sector and another for the real estate market. The Indian hospitality sector has been growing 15% year over year for the past five years, and is expected to continue to experience double digit growth in each of the next five years. Factors for this growth include the growing Indian middle class population and increased tourism receipts. This website will capitalize on the impending growth with popular group purchasing. We have already contacted leading hotel groups in India who will provide us with inventory of rooms and vacation packages to sell in the group purchasing format. We will be developing an SMS (text message) delivery system to notify consumers. For real estate, we plan to launch a group purchasing site in which investors that do not even know each other can pool their interests in real estate projects around India and buy at a deep discount. For developers, these group buys can aide in the financing of their projects. For investors, they have a lower entry point and reduced downside risk in acquisition of properties. This will be the first in a series of group purchasing websites in many different verticals for the Indian market.

Through group purchasing vehicles, IEC will be launching a series of websites that seek to reach the millions of Indian consumers that will lower an individual’s costs by purchasing as a group. We call this “Power Buying.”

Our goal is to acquire a targeted customer base that shares similar interests. One such area is with travel. On our proposed travel website, visitors will be able to join with others to compete on travel packages both within India and foreign destinations. This website is intended to reach Indian travelers and compete with Indian travel websites such as MakeMyTrip.com and ClearTrip.com, websites that handle traditional flight and hotel booking.

In a similar fashion, IEC will develop group purchasing concepts for the real estate, and automotive industries. Currently, IEC is developing a "one page" wireframe that can be used for all types of group purchasing websites. These websites need further design and development.

Penny Auction Websites

The second series of websites under consideration are “penny auction” websites for electronics, mobile phones and the education marketplace. The mobile phone market in India has transcended utility and is rapidly becoming a status symbol for Indians of all age groups. Developing penny auctions for the latest “must have” mobile phones will generate a huge response. In penny auctions, items are bid up penny-by-penny until no one wants to bid anymore. Each bid costs $0.50 to $0.75 so an item bid to $100.00 could generate $5000. This is immensely profitable if the item cost IEC $200-300. The same can be said for the education market. Many texts and many supplies are ubiquitous throughout India. Our plan is to set up auctions that allow millions of students to bid on educational material. We eventually would want this to move forward to auctioning larger ticket items such as “one year tuition.”
Joining any of IEC’s penny auction websites will be free of cost, and visitors will be invited to join as members by completing an initial brief membership form. Over time, we will give visitors incentives to complete their profiles in greater detail. This detail will allow us to create an accurate demographic profile for potential advertisers.

Once registered, IEC’s penny auction will showcase products and services that appeal to Indian internet users. Over time, we will feature products and services that appeal to our internal demographic information.

 Initially, IEC will purchase products that we will list for the auction. However, we are working towards obtaining these products and services from manufacturers and providers of the products and services as a new method for advertising. IEC plans to limit the amount of featured products and services to between 1 and 3 each day. These products will be featured with multimedia (video and audio).

Registered visitors will be able to participate in bidding for the featured items. The items will “sell” at the conclusion of all bidding or a preset time if the item is continually bid upon before the end of the day. Visitors bid by purchasing points with which to bid. IEC will handle online all financial transactions to sell points.

IEC will deliver a redeemable electronic voucher of the product/service won by the winning visitor. The visitor will need to verify ID and present the voucher for the product/service.
Currently, IEC is completing the wire framing of the website. Please see Appendix A for wireframe.  The timeline and budget for our first phase of website development and marketing planning starts on page 20 of this document.

Traditional Ecommerce Websites

IEC is rapidly building "copycat" websites in popular areas to round out our portfolio of ecommerce websites. While none of these are very innovative as compared to other websites under consideration, IEC wants to establish its portal to attract many customers that will stay on IEC portfolio websites while they surf the internet.

http://property.indiaecommercecorporation.com/  (Real Estate Site)
http://jobportal.indiaecommercecorporation.com  (Job Portal)
http://matrimonial.indiaecommercecorporation.com  (Matrimonial Site)
http://ecommerce.indiaecommercecorporation.com/  (Ecommerce Portal)
http://auctionproduct.indiaecommercecorporation.com/  (Auction Site)

These websites are only the beginning of building a comprehensive portfolio of ecommerce websites for the Indian market. We have many more ideas planned and we are researching the feasibility of all of the ideas. Our goal is to launch websites every month after the initial six month buildup of the Company.

We will not necessarily develop the websites in house. We are actively searching for acquisitions to jump start our presence in the market.

Websites for IEC will be developed in our India development office by seasoned website developers and engineers.  Our India development office has the personnel, equipment and connectivity to create the websites and mobile phone applications we need to reach our intended audience.

For each of these websites, IEC will earn revenues from commissions on the sale of electronic merchandise and also earn advertising revenues from consumer page views.

To date, we have begun strategically planning our network of web properties and have begun designing and wire framing our web properties.  We will follow this up with completing and testing the development of the websites and their mobile applications for the iPhone, Blackberry and Android phones.  We are identifying unique intellectual properties we have developed which will need trademark and copyright protection.  To date, we have not created any patentable material.

We are seeking to raise capital that will allow us to ramp up our team and to complete the work that has already begun.  The biggest obstacle in completing development and launching our online properties is access to capital.

We have incurred losses since our inception. For the period ended December 31, 2011, we generated no revenues and incurred a net loss of $109,973.   At December 31, 2011, we had working capital of $4,166 and an accumulated deficit of $109,973.   To continue our operations and fully carry out our business plan for the next 12 months, we need to raise additional capital. We currently do not have any contracts or commitments for additional funding. We can give no assurance that we will be able to raise such capital on terms acceptable to us, if at all. We have limited financial resources until such time that we are able to generate positive cash flow from operations.

We are a reporting company whose stock is not traded. Application has been made for our common stock to be approved for quotation on the Over-The-Counter Bulletin Board and a trading symbol “IEEC” has been assigned, but trading in our common stock has not yet commenced.  No assurances can be given that our common stock will be approved for quotation on the on the Over-The-Counter Bulletin Board or that a liquid public market will develop.

Research and Development

The core of IEC's business model is to develop and modify websites for the Indian population. Websites need continuous attention and refinement. IEC plans to diversify its service offerings and develop mobile applications for each of our website properties. Ongoing research and development will continue at IEC's offices in India and in the United States. IEC’s website architecture and offerings will need to create extreme competitive advantages that emphasize ease of use.

Intellectual Property

IEC has no patents or other protection for its intellectual property, and will rely on corporate secrecy for protection for the foreseeable future.

Competition

The ecommerce market is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We will initially rely on the unique features and applications of our product to gain entrance to the marketplace.

Employees

We do not currently have any employees.

Subsidiaries

We do not currently have any subsidiaries.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

We maintain our principal office at 5540 Fifth Avenue, #18, Pittsburgh, PA 15232. Our telephone number is (412) 450-0028. We also have the option to lease more than 900 square feet of office space in Indore, Madhya Pradesh (India) for the research and development of our websites pursuant to a lease that our President entered into on our behalf.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Application has been made by a market maker for trading of our common stock on the OTC Bulletin Board , however our stock has not yet been admitted for quotation on the OTC Bulletin Board.  There is no established public trading market for our common stock.

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Bid Prices ($)
2011 Fiscal Year	High	Low

March 31, 2011	n/a	n/a
June 30, 2011	n/a	n/a
September 30, 2011	n/a	n/a
December 31, 2011	n/a	n/a

On April 13, 2012, the closing price for the common stock on the OTCBB was $0.00 per share.

Stockholders of Our Common Shares

As of April 13, 2012, we had 25,287,500 shares of our common stock outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Quicksilver Stock Transfer, with an address of 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board of directors deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In March 2011, the Company issued 6,750,000 shares of its $0.001 par value common stock to various consultants for services at $0.001 per share.  The value of those shares totaled $6,750.

In March 2011, the Company issued 13,250,000 shares of its $0.001 par value common stock to stockholders for reimbursement of expenditures paid prior to incorporation at $0.001539 per share.  The value of those shares totaled $20,386.

In 2011, the Company issued 4,850,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $97,000.  As of December 31, 2011, 100,000 of those shares had not been issued and are reflected as common stock payable.

In February 2012, the Company issued 100,000 shares of its $0.001 par value common stock which had been recorded to common stock payable at December 31, 2011.

From January to March of 2012, the Company issued 437,500 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $8,750.

The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, friends or business associates of executive officers of IEC, and transfer was restricted by IEC in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. The individuals and entities to whom we issued securities as indicated in the fourth paragraph of this section are unaffiliated with us and are included in the Selling Shareholders hereunder.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have an equity compensation plan in favor of any director, officer, consultant or employee of our Company.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during the fiscal year ended December 31, 2011.

Item 6	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Overview

We were incorporated on January 19, 2011 in the State of Nevada.  We have not begun operations and we have not generated any revenue.

We are a development stage company in the business of developing, promoting and managing a network of ecommerce websites for the Indian market.  Our focus is to create rapid development teams that can push websites into the marketplace in a quick and efficient manner to capture first mover advantages in the burgeoning Indian ecommerce marketplace.  The goal is to create websites that require minimal manpower to manage and maintain, and are operationally profitable from day one.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues.  Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our Company. We must raise cash to implement our project and begin our operations.

The Company’s ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If we do not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company intends to seek at least $100,000 during the second quarter of 2012 from friends and family of its officers and directors through sale of common stock or convertible notes.  There will be no private placement agent, rather the Company’s officers and directors will do this directly.  While no assurance can be given that the $100,000 will be subscribed, the Company has a reasonable level of confidence based on its ability to raise $90,000 during an offering under Rule 506.

We currently do not own any significant plant or equipment that it would seek to sell in the near future.  Management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officer and director appears sufficient at this time.  The Company has not paid for any expenses on behalf of any director.

We currently have begun operations in design, testing and prototype development of our products; however we are currently generating no income from operations and will not until we launch our products commercially. We have budgeted additional financing of $1,200,000 in phases, to implement our business plan for our product manufacturing and sale through August 31, 2013. If we fail to raise $1,200,000 by August 31, 2013 in phases, we may be delayed in commencing operations as planned under our business plan and have our initial product launch delayed. If we are successful in raising such investment, but late, i.e., after August 31, 2013, our plan is to move our initial product launch to the next nearest phase schedule. Alternatively, we may scale back our initial operations to match our funding.

Our Timeline

Over the next 20 months, IEC will continue to develop and market these websites. We shall complete the product design in the fourth quarter of 2012, beta test in the fourth quarter of 2012 and launch the commercial version of all websites by the first quarter 2013.

Phase 1 March 1, 2012 through May 31, 2012

•	Company website designing development
•	Wire framing
•	Brand Development
•	Market research

Time to complete:  2- 3 months

Cost: $10,000

Phase 2 June 1, 2012 through January 31, 2013

•	Product Design (coding)
•	Development of mobile client for iPhone/iPad, Android and Blackberry platforms

Time to complete: 3 months

Cost: $400,000

To successfully implement Stage 2 on time, we will need to have completed Stage 1 on time and raised $400,000 in investment capital by June 1, 2012. If we fail to raise sufficient capital, our business plan may fail at this stage.

Phase 3 February 1, 2013 through May 1, 2013

•	Back end development of database and application programming interface (api)
•	Product Testing and Quality Assurance
•	Submission to Apple, Google and Blackberry app stores

Time to complete: 3 months

Cost: $130,000 + $50,000 = $180,000

To successfully implement Stage 3 on time, we will need to have completed Stage 1 and 2 on time and raised $180,000 in investment capital by January 31, 2013. If we fail to raise sufficient capital, our business plan may fail at this stage.

Phase 4: May 1, 2013 through August 31, 2013

•	Alpha product launch
•	Beta product launch
•	Full product launch

Time to complete: 5-8 months

Cost: $440,000

In any of Stages 1, 2, or 3, the amounts that the Company needs to raise in investment capital would be lessened to the extent we generate revenues. However, we feel that projections of revenues would be too speculative to make at this time due to our lack of operating history.

The above include employee and equipment costs to complete each step. As a Company, we will need to use specialized offsite labor management systems that will cost $25,000.

For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

General and Administrative costs to complete the above 4 steps will be $100,000. This includes rent, utilities, travel and communications costs.

Personnel Plan

IEC wants to maintain a small staff on our payroll so that we can be nimble. To accomplish this goal, we will employ "contract" employees for our initial projects and "hire" the best performing of these employees going forward. This allows us to avoid mistakes in filling up our human resource roster with underperforming employees.

We will recruit a top level advertising salesperson to our team upon receiving funding. We have begun recruitment of this person and view this as very important to our overall strategy.

Recruiting top level personnel will be aided by the Company's OTCBB structure with stock option compensation tied to overall performance.

Executive cash compensation will be minimal due to their equity stakes with IEC. Key executive operations, such as Finance and Human Resources will be outsourced until a full time presence is necessary.

Assuming receipt of sufficient financing through August 31, 2013, we project the 20 month timeline for the completion dates of the various stages of our business plan to be as follows:

Business Stage	Anticipated Date of Completion

Product Design	12/28/2012
Product Development and Programming	03/31/2012
Product Testing and Quality Assurance	10/31/2012
Close of Beta Product Release	01/31/2013
Product Commercial Launch	08/31/2013

We may require additional financing thereafter to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to revenue generation, and thereafter our ability to grow our brand and penetrate our market.

Even if we are unable to raise the budgeted $1,200,000, we expect to be able to remain in business and develop our first commercial website.  Shown below are Management’s present views of what can be done at various funding levels down to as low as $120,000.  We feel confident that the Company will be able to raise $120,000 based on our March 2011 private placement of $90,000, although there can be no assurance that any additional amounts can be raised.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Period from inception on January 19, 2011 to December 31, 2011:

The Company did not generate any revenue during the period from January 19, 2011 (inception) to September 30, 2011. During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the research and development of our products.

Our total expenses for the period from January 19, 2011 (inception) to December 31, 2011 were $109,973 for general and administrative and depreciation expenses.  The largest components of general and administrative expense were office rent $3,946, accounting fees $11,460, consulting fees $87,625 and travel $2,233.

As a result of the above, our net loss for the period from January 19, 2011 to December 31, 2012, was $109,973.

Liquidity and Capital Resources

As of December 31, 2011 we had current assets of $8,676, current liabilities of $4,510 and working capital of $4,166.  We will require additional financing of a minimum of $1,200,000, to implement our business plan for our product manufacturing and sale through August 31, 2013. We may require additional financing thereafter to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

Budget

Startup Costs

IEC has modest operational start up costs. The bulk of the total start up costs will be derived from the development and marketing of our websites. We anticipate getting an office space in Pittsburgh 5-6 months after fundraising is complete. Aside from this, a purchase of a basic computer and software will be needed in the US. Costs in India will include setting up payment systems, communications, and sending latest mobile technology (iPad, iPhone, Android phones/tablets, etc.).

The following is a breakdown of  expenses over the next 20 months:

Amount Usage

$10,000  Company website design and development
$400,000  Product design and development of mobile client for iPhone/iPad, Android and Blackberry
$130,000  Development of Product back-end database and application programming interface (api)
$25,000  Offsite labor management systems
$100,000  General and Administrative costs
$50,000  Product Testing and Quality Assurance
$440,000  Marketing and Public Relations
$45,000  Public company reporting obligations

$1,200,000

Making estimates requires management to exercise significant judgment and rely on their personal experience in the industry. The Company has a senior leadership team with extensive experience in this industry.

We will still need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Operating Activities

During the period from January 19, 2011 (inception) to December 31, 2011, the Company used cash in the amount of $88,324 for operating activities. Cash used in operating activities included net loss of $109,973 offset by $1,376 depreciation expense, $16,853 stock-based compensation, $1,090 increase in deposits and $4,510 increase in accounts payable and accrued liabilities.

Investing Activities

Investing activities for the period from January 19, 2011 (inception) to December 31, 2011 were non-cash in nature.   The Company issued shares of its common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

From January 19, 2011 (inception) to December 31, 2011, the Company received proceeds from issuance of common stock in the amount of $97,000.

We expect significant expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for product development, marketing, inventory, equipment and overhead. We have sufficient funds to conduct our proposed operations for approximately three to six months, but not for 12 months or more.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Development Stage Company

The Company is considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source.  Operations from inception at the development stage have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the development of our websites.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.

Transfers of Nonmonetary Assets by Stockholders

The Company records transfers of nonmonetary assets to the Company by stockholders in exchange for common stock at the stockholders’ historical cost basis determined under GAAP.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Share-based Compensation

In December 2004, the Federal Accounting Standards Board “FASB” issued FASB ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.  During period from January 19, 2011 (inception) through December 31, 2011, the Company recognized share-based compensation expense in the amount of $16,753.

Earnings (Loss) per Share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the period from January 19, 2011 (inception) to December 31, 2011, the Company had no common stock equivalent shares which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

During the period from January 19, 2011 (inception) to December 31, 2011, the Company had incurred a net loss of $109,973 and used net cash in the amount of $88,324 for operating activities.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $1,200,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of India ECommerce Corporation

We have audited the accompanying balance sheet of India ECommerce Corporation (a development stage company) (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the period from January 19, 2011 (inception) through December 31, 2011. India ECommerce Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India ECommerce Corporation as of December 31, 2011, and the results of its operations and its cash flows for the period from January 19, 2011 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss from inception, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada April 16, 2012

India Ecommerce Corporation
(A Development Stage Company)
Balance Sheet

December 31, 2011
ASSETS

Current assets
Cash	$8,676
Total current assets	8,676

Deposits	1,090
Property and equipment, net	5,803
Website development, net	3,104

Total assets	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,510
Total current liabilities	4,510

Commitments and contingencies

Stockholders' equity
Common stock $0.001 par value;
75,000,000 shares authorized,
24,750,000 shares issued and outstanding	24,750
Common stock payable	100
Additional paid-in capital	99,286
Accumulated deficit during the development stage	(109,973)
Total stockholders' equity	14,163

Total liabilities and stockholders' equity	$18,673

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statement of Operations

For the Period From
January 19, 2011 (Inception) to
December 31, 2011

Expenses
General and administrative	$108,597
Depreciation	1,376
Total expenses	109,973

Net loss	$(109,973)

Net loss per common share -
basic and diluted	$(0.01)

Weighted average common
shares outstanding -
basic and diluted	19,554,191

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statement of Stockholders' Equity

							Total
	Common Stock		Additional	Stock Payable		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance, January 19, 2011 (Inception)	-	$-	$-	-	$-	$-	$-

Issuance of stock for services
at $0.001 per share	6,750,000	6,750	-	-	-	-	6,750

Issuance of stock for reimbursement of
expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of stock for cash pursuant to a
private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	$24,750	$99,286	100,000	$100	$(109,973)	$14,163

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statement of Cash Flows

For the Period From
January 19, 2011 (Inception) to
December 31, 2011

Cash flows from operating activities:
Net loss	$(109,973)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	1,376
Stock-based compensation	16,853
Changes in operating assets and liabilities:
Deposits	(1,090)
Accounts payable and accrued liabilities	4,510
Net cash used by operating activities	(88,324)

Cash flows from financing activities:
Proceeds from issuance of common stock	97,000
Net cash provided by financing activities	97,000

Net change in cash	8,676

Cash, beginning of period	-

Cash, end of period	$8,676

Supplemental disclosure of cash flow information:
Interest paid	$-
Taxes paid	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$7,179
Issuance of common stock for
website development	$3,104

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011

1.           DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

The Company plans to build, promote and manage a multitude of ecommerce websites for the Indian market.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year-End - The Company has selected December 31 as its year end.

Development Stage Company - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Transfers of Nonmonetary Assets by Stockholders - The Company records transfers of nonmonetary assets to the Company by stockholders in exchange for common stock at the stockholders’ historical cost basis determined under GAAP.

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of December 31, 2011 no amounts were in excess of the federally insured program.

Deposits - Deposits include a security deposit for office space located in Indore, Madhya Pradesh, India.  All deposits are carried at the lower of fair value or cost.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.   Upon sale or other disposition of a depreciable asset, the cost and accumulated depreciation are removed from property and equipment and any gain or loss is reflected as a gain or loss from operations.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011

The estimated useful lives are:

Leasehold improvements	5-10 years
Furniture and fixtures	7 years
Computers and office equipment	3-5 years

Website Development - The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the website is completed and is fully operational.  As of December 31, 2011, the website was under construction and the Company had not commenced amortization.

Impairment of Long-lived Assets - The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from January 19, 2011 (inception) through December 31, 2011.

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of December 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Share-based Compensation - The Company recognizes share-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future but intend to retain all earnings, if any, for use in our business.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2011.

Risks and Uncertainties - The Company’s operations and future are dependent in a large part on its ability to develop its business model in a competitive market.  The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company’s inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

3.           GOING CONCERN

During the period from January 19, 2011 (inception) to December 31, 2011, the Company had incurred a net loss of $109,973 and used net cash in the amount of $88,324 for operating activities.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $1,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2011:

2011

Computer and office equipment	$7,179
Accumulated depreciation	(1,376)
Property and equipment, net	$5,803

5.           WEBSITE DEVELOPMENT COSTS

As of December 31, 2011, the Company‘s website development costs are as follows:

2011

Website development costs	$3,104
Accumulated amortization	-
Website development, net	$3,104

6.           INCOME TAX

At December 31, 2011, the Company had a federal operating loss carry forward of $103,223, which begins to expire in 2030.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 are as follows:

2011
Deferred tax asset:
Net operating loss	$109,973
Stock issued for services	(6,750)
103,223
Income tax rate	35%
36,128
Less valuation allowance	(36,128)
Deferred tax asset	$-

Through December 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011

7.           STOCKHOLDERS’ EQUITY

In March 2011, the Company issued 6,750,000 shares of its $0.001 par value common stock to various consultants for services at $0.001 per share.  The value of those shares totaled $6,750.

In March 2011, the Company issued 13,250,000 shares of its $0.001 par value common stock to stockholders for reimbursement of expenditures paid prior to incorporation at $0.001539 per share.  The value of those shares totaled $20,386.

In 2011, the Company issued 4,850,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $97,000.  As of December 31, 2011, 100,000 of those shares had not been issued and are reflected as common stock payable.

The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

8.           SUBSEQUENT EVENTS

In February 2012, the Company issued 100,000 shares of its $0.001 par value common stock which were recorded to common stock payable at December 31, 2011.

From January to March of 2012, the Company issued 437,500 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $8,750.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2011, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our officers and director, their present positions, age and biographical information within the last 10 years. Also provided is a brief description of the business experience of our director and executive officers and significant employees during the past 10 years and an indication of directorships held by such director in other companies subject to the reporting requirements of the Securities Exchange Act.

Directors and Executive Officers

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Title	Position
Ashish Badjatia	42	President, CEO, CFO and Secretary	Director

Rohit Gangwal	32	Treasurer	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors. Biographical resumes of each officer and director are set forth below.

Ashish Badjatia is the Company’s President and Secretary and is therefore responsible for the day to day management of the Company, administrative functions, corporate filings and strategic evolution of its business. Ashish Badjatia devotes his full time sometimes 60 hours per week to the business of IEC, with minimal external commitments taking up a couple of hours per week. His other business commitments are related to a United States social media company, which we do not believe to be competitive with the business of IEC. Mr. Badjatia is based in the United States.

Relevant Experience

December 2009 to Current	Director of Operations of MenuExplorer.com, Inc.
February 2011 to Current	Consultant to CIMA Software Corporation
February 2011 to Current	Consultant to ITW Sexton
February 2008 to December 2009	Co-founder of Limelight Group LLC
September 1999 to December 2008	Founder of Monsoon LLC
March 2005 to December 2006	Director of Mortgage Sales Services of Money Tree Financial Corp/Trinity Partners
September 2002 to December 2005	Business Development Executive of 3SG Corporation
June 1996 to September 1996	Investment Banking Associate at Morgan Stanley India
January 1992 to September 1993	Co-founder of The YYZ Concern, Inc.

Ashish Badjatia is responsible to manage IEC, keep tasks organized and getting them completed on time. Ashish also works with outside parties to develop strategic partnerships. Ashish brings over 18 years of a wide array of experiences ranging from social networking, international trade, global investment banking, outsourcing, proposal management, and entrepreneurship. Ashish holds a Bachelor of Business Administration from the Williamson School of Management at Youngstown State University, and a Master of International Affairs (International Business & Finance and South Asian Affairs) from the School of International and Public Affairs at Columbia University. Additionally, he has taken executive coursework for Venture Capital and Private Equity at the Indian School of Business. In the past, Ashish has served on the Board of the India Ohio Chamber of Commerce.

Rohit Gangwal is the Company’s Treasurer and Director.  Rohit Gangwal also devotes full time, 40 hours per week to the business of IEC, with minimal external commitments. His other business commitments after his full time commitments to IEC relate to creating software for American and Indian clients, as well as basic websites that do not have ecommerce transactional functions.  We do not believe that these minimal other business activities are competitive with the business of IEC.  Mr. Gangwal spends  a majority of his time in the United States, but also occasionally works out of our office in India.

Relevant Experience

Feb 2005 - Current:	Founder of Covetus LLC
July 2009 - Current:	Founder of http://www.greatdealsindia.com/
Feb 2008 - Current:	Co Founder of Vivid Granite LLC
May 2009 - April 2010:	IT Consultant to Great American Insurance
June 2005 - Sept 2008:	IT Consultant to Northwest Airlines
July 2004 - May 2005:	IT Consultant to Verizon Technologies
April 2004 - July 2004:	IT Consultant to Wolters Kluwer (Bankers System Inc)

Rohit Gangwal has over 10 years of experience in the IT industry in Software Development, Web Application Development, Content Management, and Project Management. He is the founder of software development and IT consulting companies Covetus LLC, USA and Covetus Technologies Pvt. Ltd. India. (www.covetus.com), a leading technical innovator in software and web application development based in Dallas, Texas and Indore (MP), India with additional offices in Charlotte, North Carolina and Ujjain (MP), India. Before starting Covetus in 2005 Rohit worked with various Companies in USA (John Deere, Verizon, Wolter Kluwer, Northwest Airlines, etc) and provided IT consulting services to various other US based Clients. Rohit holds Master in Computer Science and Management from Devi Ahilya University, Indore, India and Masters in Computer Science from LAMAR
University Beaumont, Texas.

Board Committees and Independence

We are not required to have any independent members of the board of directors. The board of directors has determined that Mr. Badjatia has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Family Relationships:

There are no family relationships among our director or executive officers.

Involvement in Certain Legal Proceedings:

None of our executive officers, control persons and director has been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities; associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Investor Relations

As of December 31, 2011, we have not engaged investor relations professionals.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

Advisory Board

In addition to its board of directors, the Company also has an informal “Advisory Board”.  The members of the Advisory Board are uncompensated and have no official power or standing with the Company; they are available to provide advice to the Company upon request.  Advice is requested either by email or by telephone.  Only our officers and directors are permitted to request advice from the Advisory Board.

Andrew Bachman is co-Founder and President of Tatto Media.  Andrew is also the Co-founder of Adapp Solutions, which creates applications for online advertising companies.  Andrew Bachman is on the Advisory Board because of his demonstrated ability to market websites successfully, and his overall knowledge of online advertising. These will be key factors in promoting the websites that India Ecommerce Corporation will develop.

Sridhar Ganesan has 25 years of experience in Media, Telecom & Technology industries - developing/building businesses and organizations, raising capital from private and public markets, and managing operations during challenging times. As CFO of satellite radio provider WorldSpace, Sridhar participated in the Company’s initial public offering and other financings.   Sridhar has published over 300 news and analytical business/economic articles in India and has managed a sales/distribution network team for newspapers.  Sridhar Ganesan has been selected to be on the Advisory Board due to his as a former Chief Financial Officer for a NASDAQ listed company. Additionally, Mr. Ganesan has strong personal connections in the business community in India.

Christos Manuel is the founder of goCruso.com, a social networking website for the US restaurant and hospitality industries. Christos formulated the strategy of goCruso for raising capital, recruitment of team members, and strategic partnerships, and also managed the development of the goCruso.com website. Christos Manuel has been selected to be on the Advisory Board due to his experiences in development of social media technologies.

Minesh Shah has over 4 years of experience in information technology industry from engineering large scale web-based portals to complex information technology applications at SP Technolab.  Mr. Shah has experience with Internet Marketing, Social Media and Search Engine Optimization.  Minesh Shah is listed on our Advisory Board because of his expertise with website development in India.

Item 11	Executive Compensation

As noted in the following table, we did not pay any compensation to our officers or directors nor did they contribute any significant time during the fiscal year ended December 31, 2011.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ashish Badjatia	2011	-	-	-	-	-	-	-	-
Rohit Gangwal	2011	-	-	-	-	-	-	-	-

Employment Agreements

None.

Compensation of Directors

The members of our board of directors are not compensated for their services.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options

We did not grant any options during the fiscal year ended December 31, 2011.

Option Exercises

During the  year ended December 31, 2011, there were no options exercised by our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as of December 31, 2011.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our  officers or directors. We have no bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our officers or directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our officers or directors or any associate or affiliates, is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2011 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)
Ashish Badjatia	Common Stock	7,250,000	29.29%

Rohit Gangwal	Common Stock	7,180,000	29.01%

Shaboom Media *	Common Stock	5,000,000	20.20%

All Directors and Officers as a group	Common Stock	14,430,000	58.30%

* Andrew Bachman is the natural person who exercises voting and/or dispositive powers over the the common stock owned by Shaboom Media

(1) Unless otherwise noted, the mailing address of each beneficial owner is 5540 Fifth Avenue #18, Pittsburgh, PA 15232.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 24,750,000 shares of common stock issued and outstanding as of December 31, 2011.

Item 13	Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Ashish Badjatia and Rohit Gangwal. We have determined that neither of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

The board of directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14                      Principal Accounting Fees and Services

Pre-Approval Policies and Procedures Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2011	$8,900	-	-	-

Pre-Approval Policies and Procedures

All services of our auditors are approved by our board of directors.  The board of directors must pre-approve any use of our independent accountants for any non-audit services.

Maintaining Principal Accountant’s Independence

Our board of directors has considered whether the provision of the services described above is compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-166454, filed June 14, 2011.

•
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA ECOMMERCE CORPORATION
Date: April 16, 2012

	By:	/s/ Ashish Badjatia
Ashish Badjatia
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ashish Badjatia	Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer	April 16, 2012
Ashish Badjatia