Form 10-Q
period 2012-03-31
INDIA ECOMMERCE CORP
filed 2012-06-13
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-171572

India Ecommerce Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5540 Fifth Avenue #18, Pittsburgh, PA	15232
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 450-0028

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,287,500 shares of common stock as of June 8, 2012

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
March 31, 2012

PART I

Item 1	Financial Statements

India Ecommerce Corporation
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS	Unaudited

Current assets
Cash	$12,261	$8,676
Total current assets	12,261	8,676

Deposits	1,090	1,090
Property and equipment, net	6,821	5,803
Website development, net	3,104	3,104
	11,015	9,997

Total assets	$23,276	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,000	$4,510
Total current liabilities	4,000	4,510

Commitments and contingencies

Stockholders' equity
Common stock $0.001 par value;
75,000,000 shares authorized, 25,287,500 and
24,750,000 shares issued and outstanding	25,287	24,750
Common stock payable	-	100
Additional paid-in capital	110,600	99,286
Accumulated deficit during the development stage	(116,611)	(109,973)
Total stockholders' equity	19,276	14,163

Total liabilities and stockholders' equity	$23,276	$18,673

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statements of Operations

		For the Period From	For the Period From
	For the Three Months Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
	Unaudited		Unaudited
Expenses
General and administrative	$6,220	$15,182	$114,817
Depreciation	418	344	1,794
Total expenses	6,638	15,526	116,611

Net loss	$(6,638)	$(15,526)	$(116,611)

Net loss per common share -
basic and diluted	$(0.00)	$(0.04)	$(0.01)

Weighted average common
shares outstanding -
basic and diluted	25,072,253	345,070	20,703,261

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statements of Stockholders' Equity

							Total
	Common Stock		Additional	Common Stock Payable		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance, January 19, 2011 (Inception)	-	$-	$-	-	$-	$-	$-

Issuance of common stock for services
at $0.001 per share	6,750,000	6,750	-	-	-	-	6,750

Issuance of common stock for reimbursement
of expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	400,000	400	7,600	-	-	-	8,000

Issuance of common stock for cash pursuant
to a private placement at $0.10 per share	37,500	37	3,714	-	-	-	3,751

Net loss	-	-	-	-	-	(6,638)	(6,638)

Balance, March 31, 2012 (Unaudited)	25,287,500	$25,287	$110,600	-	$-	$(116,611)	$19,276

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statements of Cash Flows

		For the Period From	For the Period From
	For the Three Months Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(6,638)	$(15,526)	$(116,611)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	418	344	1,794
Stock-based compensation	-	16,753	16,753
Changes in operating assets and liabilities:
Deferred offering costs	-	(80,000)	-
Prepaid expenses	-	(945)	-
Deposits	-	(1,090)	(1,090)
Accounts payable and accrued liabilities	(510)	450	4,000
Net cash used by operating activities	(6,730)	(80,014)	(95,154)

Cash flows from investing activities:
Purchases of fixed assets	(1,436)	-	(1,436)
Net cash used by investing activities	(1,436)	-	(1,436)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,751	90,100	108,851
Net cash provided by financing activities	11,751	90,100	108,851

Net change in cash	3,585	10,086	12,261

Cash, beginning of period	8,676	-	-

Cash, end of period	$12,261	$10,086	$12,261

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$7,179	$7,179
Issuance of common stock for
website development	$-	$3,104	$3,104

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
Unaudited

1.           DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

The Company plans to build, promote and manage a multitude of ecommerce websites for the Indian market.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
Unaudited

Transfers of Nonmonetary Assets by Stockholders - The Company records transfers of nonmonetary assets to the Company by stockholders in exchange for common stock at the stockholders’ historical cost basis determined in conformity with generally accepted accounting principles in the United States of America.

Cash - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of March 31, 2012 no amounts were in excess of the federally insured program.

Deposits - Deposits include a security deposit for office space located in Indore, Madhya Pradesh, India.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets.   Upon sale or other disposition of a depreciable asset, the cost and accumulated depreciation are removed from property and equipment and any gain or loss is reflected as a gain or loss from operations.

The estimated useful lives are:

Leasehold improvements	5-10 years
Furniture and fixtures	7 years
Computers and office equipment	3-5 years

Website Development - The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the website is completed and is fully operational.  As of March 31, 2012, the website was under construction and the Company had not commenced amortization.

Impairment of Long-lived Assets - The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
Unaudited

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company did not recognize any revenues from January 19, 2011 (inception) through March 31, 2012.

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of March 31, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

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

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on earnings, capital requirements and financial condition, as well as other relevant factors.   The Company does not intend to pay any cash dividends in the foreseeable future but intend to retain all earnings, if any, for use in the business.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of March 31, 2012.

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

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
Unaudited

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

3.           GOING CONCERN

As of March 31, 2012, the Company had total current assets of $12,261, working capital of $8,261 and used net cash in the amount of $6,730 for operating activities. The Company incurred a net loss of $6,638 during the three months ended March 31, 2012 and has an accumulated net loss of $116,611 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

Computer and office equipment	$8,615	$7,179
Accumulated depreciation	(1,794)	(1,376)
Property and equipment, net	$6,821	$5,803

5.           WEBSITE DEVELOPMENT COSTS

As of March 31, 2012 and December 31, 2011, the Company‘s website development costs are as follows:

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
Unaudited

	2012	2011

Website development costs	$3,104	$3,104
Accumulated amortization	-	-
Website development, net	$3,104	$3,104

6.           STOCKHOLDERS’ EQUITY

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

Between March and December of 2011, the Company issued 4,850,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $97,000.  As of December 31, 2011, 100,000 of those shares had not been issued and were reflected as common stock payable.  These 100,000 shares of common stock payable at December 31, 2011 were issued in February 2012.

From January to February of 2012, the Company issued 400,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $8,000.

In March 2012, the Company issued 37,500 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.10 per share. The gross proceeds from the issuance were $3,751.

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events between the balance sheet date of March 31, 2012 and the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, the Company through its management may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

Plan of Operations

The Company plans to build, promote and manage a multitude of ecommerce websites for the Indian market.

Our Timeline

Over the next 18 months, IEC will continue to develop and market these websites. We shall complete the product design in the fourth quarter of 2012, beta test in the fourth quarter of 2012 and launch the commercial version of all websites by the first quarter 2013.

Phase 1 April 1, 2012 through May 31, 2012

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

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended March 31, 2012 and the period from January 19, 2011 (inception) to March 31, 2011

The Company did not generate any revenue during the three months ended March 31, 2012. Our total expenses during this three month period were $6,638 for general and administrative and depreciation expenses, resulting in a net loss of $6,638.  The largest components of general and administrative expense during the three months ended March 31, 2012 were filing fees $2,000, and legal fees $2,500.

Similarly, the Company did not generate any revenue during the period from January 19, 2011 (inception) to March 31, 2011. Our total expenses for this period were $15,526 for general and administrative and depreciation expenses, resulting in a net loss of $15,526.  The largest components of general and administrative expense were office rent $3,946, accounting fees $11,460, consulting fees $7,625 and travel $2,233.

For the period from January 19, 2011 (inception) to March 31, 2012

The Company did not generate any revenue during the period from January 19, 2011 (inception) to March 31, 2012. During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the research and development of our websites.

Our total expenses for the period from January 19, 2011 (inception) to March 31, 2012 were $116,611 for general and administrative and depreciation expenses.  As a result, our accumulative net loss since inception is $116,611.

Operating Activities

During the three months ended March 31, 2012, the Company used cash in the amount of $6,730 for operating activities. Cash used in operating activities included net loss of $6,638 offset by $418 depreciation expense and $510 decrease in accounts payable and accrued liabilities.

During the period from January 19, 2011 (inception) to March 31, 2011, the Company used cash in the amount of $80,014 for operating activities. Cash used in operating activities included net loss of $15,526 offset by $344 depreciation expense, $16,753 stock-based compensation, $80,000 increase in deferred offering costs, $945 increase in prepaid expenses, $1,090 increase in deposits and $450 increase in accounts payable and accrued liabilities.

During the period from January 19, 2011 (inception) to March 31, 2012, the Company used cash in the amount of $95,154 for operating activities. Cash used in operating activities included net loss of $116,611 offset by $1,794 depreciation expense, $16,753 stock-based compensation, $1,090 increase in deposits and $4,000 increase in accounts payable and accrued liabilities.

Investing Activities

Investing activities for the three months ended March 31, 2012 included the purchase of fixed assets in the amount of $1,436, for total cash used in investing activities of $1,436.

Investing activities for the period from January 19, 2011 (inception) to March 31, 2011 were non-cash in nature.   The Company issued shares of its common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

From January 19, 2011 (inception) to March 31, 2012, the Company received proceeds from issuance of common stock in the amount of $108,851 of which $11,751 was received during the three months ended March 31, 2012 and $90,100 was received during the period from January 19, 2011 (inception) to March 31, 2011.

We expect significant expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for product development, marketing, inventory, equipment and overhead. We do not have sufficient funds to conduct our proposed operations for 12 months or more.   If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Liquidity and Financial Condition

As of March 31, 2012 we had current assets of $12,261, current liabilities of $4,000 and working capital of $8,261.  We will require additional financing of a minimum of $1,200,000, to implement our business plan for our product manufacturing and sale through August 31, 2013. We may require additional financing thereafter to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

Going Concern

As of March 31, 2012, the Company had total current assets of $12,261, working capital of $8,261 and used net cash in the amount of $6,730 for operating activities. The Company incurred a net loss of $6,638 during the three months ended March 31, 2012 and has an accumulated net loss of $116,611 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our unaudited interim financial statements:

Development Stage Company

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

Transfers of Nonmonetary Assets by Stockholders

The Company records transfers of nonmonetary assets to the Company by stockholders in exchange for common stock at the stockholders’ historical cost basis determined in conformity with generally accepted accounting principles in the United States of America.

Cash

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

Earnings (Loss) per Share

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3     Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4     Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive and Interim Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2011, the Company issued 4,000,000 shares of its $0.001 par value common stock to various consultants for services at $0.001 per share.  The value of those shares totaled $4,000.

In March 2011, the Company issued 13,250,000 shares of its $0.001 par value common stock to stockholders for reimbursement of expenditures paid prior to incorporation at $0.001539 per share.  The value of those shares totaled $20,386.

Between March and December of 2011, the Company issued 1,530,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $30,600.

From January to February of 2012, the Company issued 400,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $8,000.

In March 2012, the Company issued 37,500 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.10 per share. The gross proceeds from the issuance were $3,751.

The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

N/A.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

India Ecommerce Corporation

Date: June 12, 2012	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)