Form 10-K/A
period 2011-12-31
INDIA ECOMMERCE CORP
filed 2012-07-18
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes   ☐ No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Annual Report on Form 10-K is solely to amend the cover page and to furnish updated Exhibits 31.1 and 32.1 to Part IV.  No other changes have been made to the Form 10-K.

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
Date: July 18, 2012

	By:	/s/ Ashish Badjatia
Ashish Badjatia
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ashish Badjatia	Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer	July 18, 2012
Ashish Badjatia