Form 10-Q/A
period 2012-03-31
INDIA ECOMMERCE CORP
filed 2012-07-18
CIK 1510891

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,287,500 shares of common stock as of June 8, 2012

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q is solely to amend the cover page and to furnish updated Exhibits 31.1 and 32.1 to Part II.  No other changes have been made to the Form 10-Q.

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

India Ecommerce Corporation

Date: July 18, 2012	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)