Form 10-Q
period 2012-06-30
INDIA ECOMMERCE CORP
filed 2012-08-03
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,337,500 shares of common stock as of August 3, 2012

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
June 30, 2012

PART I

Item 1	Financial Statements

India Ecommerce Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS	Unaudited

Current assets
Cash	$4,878	$8,676
Total current assets	4,878	8,676

Deposits	1,090	1,090
Property and equipment, net	6,390	5,803
Website development, net	3,104	3,104
Total noncurrent assets	10,584	9,997

Total assets	$15,462	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,650	$4,510
Total current liabilities	3,650	4,510

Commitments and contingencies

Stockholders' equity
Common stock $0.001 par value;
75,000,000 shares authorized, 25,287,500 and
24,750,000 shares issued and outstanding	25,288	24,750
Common stock payable	50	100
Additional paid-in capital	115,548	99,286
Accumulated deficit during the development stage	(129,074)	(109,973)
Total stockholders' equity	11,812	14,163

Total liabilities and stockholders' equity	$15,462	$18,673

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statements of Operations
Unaudited

				For the Period From	For the Period From
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Expenses
General and administrative	$12,033	$46,058	$18,253	$61,240	$126,850
Depreciation	430	344	848	688	2,224
Total expenses	12,463	46,402	19,101	61,928	129,074

Net loss	$(12,463)	$(46,402)	$(19,101)	$(61,928)	$(129,074)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common
shares outstanding -
basic and diluted	25,287,500	24,500,000	25,179,876	13,913,580	21,493,348

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

Issuance of common stock for reimbursement
of expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant
to a private placement at $0.02 to $0.10
per share	437,500	438	16,262	50,000	50	-	16,750

Net loss	-	-	-	-	-	(19,101)	(19,101)

Balance, June 30, 2012 (Unaudited)	25,287,500	$25,288	$115,548	50,000	$50	$(129,074)	$11,812

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statements of Cash Flows

		For the Period From	For the Period From
	For the Six Months Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
	Unaudited		Unaudited
Cash flows from operating activities:
Net loss	$(19,101)	$(61,928)	$(129,074)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	848	688	2,224
Stock-based compensation	-	16,753	16,753
Changes in operating assets and liabilities:
Deferred offering costs	-	(40,000)	-
Prepaid expenses	-	(591)	-
Deposits	-	(1,090)	(1,090)
Accounts payable and accrued liabilities	(860)	1,200	3,650
Net cash used by operating activities	(19,113)	(84,968)	(107,537)

Cash flows from investing activities:
Purchases of fixed assets	(1,435)	-	(1,435)
Net cash used by investing activities	(1,435)	-	(1,435)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,750	90,100	113,850
Net cash provided by financing activities	16,750	90,100	113,850

Net change in cash	(3,798)	5,132	4,878

Cash, beginning of period	8,676	-	-

Cash, end of period	$4,878	$5,132	$4,878

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$7,179	$7,179
Issuance of common stock for
website development	$-	$3,104	$3,104

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
Unaudited

1.           DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the Indian market.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

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
June 30, 2012
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

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of June 30, 2012 no amounts were in excess of the federally insured program.

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

Website Development - The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the website is completed and is fully operational.  As of June 30, 2012, the website was under construction and the Company had not commenced amortization.

Impairment of Long-lived Assets - The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
Unaudited

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company did not recognize any revenues from January 19, 2011 (inception) through June 30, 2012.

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of June 30, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of June 30, 2012.

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

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
Unaudited

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.

Recent Accounting Pronouncements - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

3.           GOING CONCERN

The Company incurred a net loss of $19,101 during the six months ended June 30, 2012 and has an accumulated net loss of $129,074 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
Unaudited

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

Management’s plan, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	2012	2011

Computer and office equipment	$8,614	$7,179
Accumulated depreciation	(2,224)	(1,376)
Property and equipment, net	$6,390	$5,803

5.           WEBSITE DEVELOPMENT COSTS

As of June 30, 2012 and December 31, 2011, the Company‘s website development costs are as follows:

	2012	2011

Website development costs	$3,104	$3,104
Accumulated amortization	-	-
Website development, net	$3,104	$3,104

6.           STOCKHOLDERS’ EQUITY

In March 2011, the Company issued 6,750,000 shares of its common stock to various consultants for services at $0.001 per share.  The value of those shares totaled $6,750.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
Unaudited

In March 2011, the Company issued 13,250,000 shares of its common stock to stockholders for reimbursement of expenditures paid prior to incorporation at $0.001539 per share.  The value of those shares totaled $20,386.

Between March and December of 2011, the Company issued 4,850,000 shares of its common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $97,000.  As of December 31, 2011 100,000 of those shares had not been issued and were reflected as common stock payable.  The shares were issued in February 2012.

From January to June of 2012, the Company issued 487,500 shares of its common stock to various accredited investors pursuant to a private placement at a range of $0.02 to $0.10 per share. The gross proceeds from the issuance were $16,750.  As of June 30, 2012 50,000 of those shares had not been issued and are reflected as common stock payable.  The shares were issued in July 2012.

7.           SUBSEQUENT EVENTS

In July 2012, the Company issued 40,000 shares of its common stock to various accredited investors pursuant to a private placement at $0.10 per share. The gross proceeds from the issuance were $4,000.

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

Plan of Operations

The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the Indian market.

Our Timeline

Over the next 18 months, IEC will continue to develop and market ecommerce properties. We will commence launching our ecommerce properties to the general public in the third quarter of 2012. We shall continue completing the product designs of subsequent properties for commercial launch in the fourth quarter of 2012.

Our planned launches will target the growing consumer and B2B ecommerce opportunities in India. To continuously launch ecommerce properties, IEC will need to raise investment capital.

The investment capital needed would be lessened to the extent we generate revenues. However, we feel that projections of revenues would be too speculative to make at this time due to our lack of operating history.

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

Recruiting top level personnel will be aided by share based compensation tied to overall performance.

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

We expect to be able to remain in business and develop our first commercial website in the third quarter of 2012.  We feel confident that the Company will be able to additional investment capital, although there can be no assurance that any additional amounts can be raised.

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

Three months ended June 30, 2012 and 2011

The Company did not generate any revenue during the three months ended June 30, 2012. Our total expenses during this three month period were $12,463 for general and administrative and depreciation expenses, resulting in a net loss of $12,463.  The largest components of general and administrative expense during the three months ended June 30, 2012 were filing fees $3,455, accounting fees $7,515 and legal fees $1,000.

Similarly, the Company did not generate any revenue during the three months ended June 30, 2011. Our total expenses for this period were $46,402 for general and administrative and depreciation expenses, resulting in a net loss of $46,402.  The largest components of general and administrative expense were accounting fees $4,700 and consulting fees $40,000.

Six months ended June 30, 2012 and the period from January 19, 2011 (inception) to June 30, 2011

The Company did not generate any revenue during the six months ended June 30, 2012. Our total expenses during this six month period were $19,101 for general and administrative and depreciation expenses, resulting in a net loss of $19,101.  The largest components of general and administrative expense during this six month period were filing fees $5,240, accounting fees $8,015 and legal fees $3,500.

Similarly, the Company did not generate any revenue during the period from January 19, 2011 (inception) to June 30, 2011. Our total expenses for this period were $61,928 for general and administrative and depreciation expenses, resulting in a net loss of $61,928.  The largest components of general and administrative expense were office rent $3,946, accounting fees $4,700, consulting fees $47,625 and travel $2,233.

For the period from January 19, 2011 (inception) to June 30, 2012

The Company did not generate any revenue during the period from January 19, 2011 (inception) to June 30, 2012. During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the research and development of our websites.

Our total expenses for the period from January 19, 2011 (inception) to June 30, 2012 were $129,074 for general and administrative and depreciation expenses.  As a result, our accumulative net loss since inception is $129,074.

Operating Activities

During the six months ended June 30, 2012, the Company used cash in the amount of $19,113 for operating activities. Cash used in operating activities included a $19,101 net loss, $848 depreciation expense and $860 decrease in accounts payable and accrued liabilities.

During the period from January 19, 2011 (inception) to June 30, 2011, the Company used cash in the amount of $84,968 for operating activities. Cash used in operating activities included a $61,928 net loss, $688 depreciation expense, $16,753 stock-based compensation, $40,000 increase in deferred offering costs, $591 increase in prepaid expenses, $1,090 increase in deposits and $1,200 increase in accounts payable and accrued liabilities.

During the period from January 19, 2011 (inception) to June 30, 2012, the Company used cash in the amount of $107,537 for operating activities. Cash used in operating activities included a $129,074 net loss, $2,224 depreciation expense, $16,753 stock-based compensation, $1,090 increase in deposits and $3,650 increase in accounts payable and accrued liabilities.

Investing Activities

Investing activities for the three months ended June 30, 2012 included the purchase of fixed assets in the amount of $1,435, for total cash used in investing activities of $1,435.

Investing activities for the period from January 19, 2011 (inception) to June 30, 2011 were non-cash in nature.   The Company issued shares of its common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

From January 19, 2011 (inception) to June 30, 2012, the Company received proceeds from issuance of common stock in the amount of $113,850 of which $16,750 was received during the six months ended June 30, 2012 and $90,100 was received during the period from January 19, 2011 (inception) to June 30, 2011.

We expect significant expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for product development, marketing, equipment and overhead. We do not have sufficient funds to conduct our proposed operations for 12 months or more.   If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We will still need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the low price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Liquidity and Financial Condition

As of June 30, 2012 we had current assets of $4,878, current liabilities of $3,650 and working capital of $1,228.  We will require additional financing to implement our business plan for our product manufacturing and sale through August 31, 2013. We may require additional financing thereafter to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

Going Concern

The Company incurred a net loss of $19,101 during the six months ended June 30, 2012 and has an accumulated net loss of $129,074 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s plan, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

From January to June of 2012, the Company issued 487,500 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at a range of $0.02 to $0.10 per share. The gross proceeds from the issuance were $16,750.  As of June 30, 2012 50,000 of those shares had not been issued and are reflected as common stock payable.  The 50,000 shares were issued in July 2012.

In July 2012, the Company issued 40,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.10 per share. The gross proceeds from the issuance were $4,000.

The Company is using the proceeds from the sale of its common stock for general working capital purposes.

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

India Ecommerce Corporation

Date: August 3, 2012	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)