Form 10-Q
period 2012-09-30
INDIA ECOMMERCE CORP
filed 2012-11-14
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,477,500 shares of common stock as of November 12, 2012

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
September 30, 2012

PART I

Item 1	Financial Statements

India Ecommerce Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS	Unaudited

Current assets
Cash	$146	$8,676
Total current assets	146	8,676

Deposits	1,090	1,090
Property and equipment, net	5,959	5,803
Website development, net	3,104	3,104
Total noncurrent assets	10,153	9,997

Total assets	$10,299	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,500	$4,510
Note payable	4,500	-
Total current liabilities	6,000	4,510

Commitments and contingencies

Stockholders' equity
Common stock $0.001 par value;
75,000,000 shares authorized, 25,477,500 and
24,750,000 shares issued and outstanding	25,478	24,750
Common stock payable	-	100
Additional paid-in capital	129,408	99,286
Accumulated deficit during the development stage	(150,587)	(109,973)
Total stockholders' equity	4,299	14,163

Total liabilities and stockholders' equity	$10,299	$18,673

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statements of Operations
Unaudited

				For the Period From	For the Period From
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Expenses
General and administrative	$21,082	$44,017	$39,335	$105,258	$147,932
Depreciation	431	344	1,279	1,032	2,655
Total expenses	21,513	44,361	40,614	106,290	150,587

Net loss	$(21,513)	$(44,361)	$(40,614)	$(106,290)	$(150,587)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common
shares outstanding -
basic and diluted	25,411,413	24,500,000	25,257,619	17,748,031	22,074,738

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

Issuance of common stock for reimbursement
of expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant
to a private placement at $0.02 to $0.10
per share	527,500	528	20,222	-	-	-	20,750

Issuance of common stock for services
at $0.10 per share	100,000	100	9,900	-	-	-	10,000

Net loss	-	-	-	-	-	(40,614)	(40,614)

Balance, September 30, 2012 (Unaudited)	25,477,500	$25,478	$129,408	-	$-	$(150,587)	$4,299

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Statements of Cash Flows
Unaudited

		For the Period From	For the Period From
	For the Nine Months Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(40,614)	$(106,290)	$(150,587)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	1,279	1,032	2,655
Stock-based compensation	10,000	16,753	26,753
Changes in operating assets and liabilities:
Prepaid expenses	-	(236)	-
Deposits	-	(1,090)	(1,090)
Accounts payable and accrued liabilities	(3,010)	2,160	1,500
Net cash used by operating activities	(32,345)	(87,671)	(120,769)

Cash flows from investing activities:
Property and equipment acquisitions	(1,435)	-	(1,435)
Net cash used by investing activities	(1,435)	-	(1,435)

Cash flows from financing activities:
Proceeds from note payable	4,500	-	4,500
Proceeds from issuance of common stock	20,750	90,100	117,850
Net cash provided by financing activities	25,250	90,100	122,350

Net change in cash	(8,530)	2,429	146

Cash, beginning of period	8,676	-	-

Cash, end of period	$146	$2,429	$146

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$7,179	$7,179
Issuance of common stock for
website development	$-	$3,104	$3,104

The accompanying notes are an integral part of these financial statements.

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

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
September 30, 2012
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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of September 30, 2012 no amounts were in excess of the federally insured program.

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

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
Unaudited

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company did not recognize any revenues from January 19, 2011 (inception) through September 30, 2012.

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of September 30, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Share-based Compensation - The Company recognizes share-based compensation, including stock option grants, warrants and restricted stock grants at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of September 30, 2012.

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
September 30, 2012
Unaudited

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

Recent Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

3.           GOING CONCERN

The Company incurred a net loss of $40,614 during the nine months ended September 30, 2012 and has an accumulated net loss of $150,587 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
Unaudited
4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2012 and December 31, 2011:

	2012	2011

Computer and office equipment	$8,614	$7,179
Accumulated depreciation	(2,655)	(1,376)
Property and equipment, net	$5,959	$5,803

5.           WEBSITE DEVELOPMENT COSTS

As of September 30, 2012 and December 31, 2011, the Company‘s website development costs are as follows:

	2012	2011

Website development costs	$3,104	$3,104
Accumulated amortization	-	-
Website development, net	$3,104	$3,104

As of September 30, 2012, the website was under construction and the Company had not commenced amortization.

6.           NOTE PAYABLE

As of September 30, 2012 and 2011, the Company had the following note payable:

	September 30, 2012	September 30, 2011

Note payable - 0% interest, unsecured and due on demand	$4,500	$-
Total note payable	4,500	-
Less current maturities	(4,500)	-
Net long-term note payable	$-	$-

India Ecommerce Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
Unaudited

7.           STOCKHOLDERS’ EQUITY

In March 2011, the Company issued 6,750,000 shares of its common stock to various consultants for services rendered at $0.001 per share.  The value of those shares totaled $6,750.

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

From January to September of 2012, the Company issued 527,500 shares of its common stock to various accredited investors pursuant to a private placement at a range of $0.02 to $0.10 per share. The gross proceeds from the issuance were $20,750.

In August 2012, the Company issued 100,000 shares of its common stock to a consultant for services rendered at $0.10 per share.  The value of those shares totaled $10,000.

8.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events between the balance sheet date of September 30, 2012 and the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in our other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, our management may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update or revise any forward-looking statements.

History and Overview

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

Plan of Operations

We plan to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the Indian market.

Our Timeline

Over the next 12 to 24 months, we will continue to develop and market ecommerce properties. We hope to commence launching our ecommerce properties to the general public in the first or second quarter of 2013. We shall continue completing the product designs of subsequent properties for commercial launch in the third and fourth quarters of 2013.

Our planned launches will target the growing consumer and B2B ecommerce opportunities in India. To continuously launch ecommerce properties, we will need to raise investment capital.

The investment capital needed would be lessened to the extent we generate revenues. However, we feel that projections of revenues would be too speculative to make at this time due to our lack of operating history.

For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Personnel Plan

We want to maintain a small staff on our payroll so that we can be nimble. To accomplish this goal, we will employ contract employees for our initial projects and hire the best performing of these employees going forward. This allows us to avoid mistakes in filling up our human resource roster with underperforming employees.

We will recruit a top level advertising salesperson to our team upon receiving funding. We have begun recruitment of this person and view this as very important to our overall strategy.

Recruiting top level personnel will be aided by share based compensation tied to overall performance.

Executive cash compensation will be minimal due to their equity stakes with our Company. Key executive operations, such as Finance and Human Resources will be outsourced until a full time presence is necessary.

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

We expect to be able to remain in business and develop our first commercial website in the first or second quarter of 2013.  We feel confident that we will be able to additional investment capital, although there can be no assurance that any additional amounts can be raised.

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

Three months ended September 30, 2012 and 2011

We did not generate any revenue during the three months ended September 30, 2012.  Our total expenses during this period were $21,082 for general and administrative purposes and $431 in depreciation, resulting in a net loss of $21,513.  The largest components of general and administrative expense during the three months ended September 30, 2012 were filing fees $2,167, accounting fees $5,850, consulting fees $10,000 and legal fees $1,500.

Similarly, we did not generate any revenue during the three months ended September 30, 2011. Our total expenses for this period were $44,017 in general and administrative expense and $344 in depreciation expense, resulting in a net loss of $44,361.

Nine months ended September 30, 2012 and the period from January 19, 2011 (inception) to September 30, 2011

We did not generate any revenue during the nine months ended September 30, 2012. Our total expenses during this period were $39,335 for general and administrative purposes and $1,279 in depreciation, resulting in a net loss of $40,614.  The largest components of general and administrative expense were filing fees $8,407, accounting fees $13,865, consulting fee $10,000 and legal fees $5,250.

Similarly, we did not generate any revenue during the period from January 19, 2011 (inception) to September 30, 2011. Our total expenses for this period were $105,258 in general and administrative expense and $1,032 in depreciation expense, resulting in a net loss of $106,290.

For the period from January 19, 2011 (inception) to September 30, 2012

We did not generate any revenue during the period from January 19, 2011 (inception) to September 30, 2012. During this development stage, we primarily focused on corporate organization, the initial public offering and the research and development of our websites.

Our total expenses for the period from January 19, 2011 (inception) to September 30, 2012 were $147,932 in general and administrative expense and $2,655 in depreciation expense.  As a result, our accumulative net loss since inception is $150,587.

Operating Activities

During the nine months ended September 30, 2012, we used cash in the amount of $32,345 for operating activities. Cash used in operating activities included a $40,614 net loss, $1,279 depreciation expense, $10,000 stock-based compensation and $3,010 decrease in accounts payable and accrued liabilities.

During the period from January 19, 2011 (inception) to September 30, 2011, we used cash in the amount of $87,671 for operating activities. Cash used in operating activities included a $106,290 net loss, $1,032 depreciation expense, $16,753 stock-based compensation, $236 increase in prepaid expenses, $1,090 increase in deposits and $2,160 increase in accounts payable and accrued liabilities.

During the period from January 19, 2011 (inception) to September 30, 2012, we used cash in the amount of $120,769 for operating activities. Cash used in operating activities included a $150,587 net loss, $2,655 depreciation expense, $26,753 stock-based compensation, $1,090 increase in deposits and $1,500 increase in accounts payable and accrued liabilities.

Investing Activities

Investing activities for the nine months ended September 30, 2012 included the purchase of fixed assets in the amount of $1,435, for total cash used in investing activities of $1,435.

Investing activities for the period from January 19, 2011 (inception) to September 30, 2011 were non-cash in nature.   We issued shares of its common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

During the nine months ended September 30, 2012, we received proceeds from notes payable in the amount of $4,500 and proceeds from the issuance of common stock in the amount of $20,750 for total cash provided by financing activities of $25,250.

Total cash provided by financing activities from January 19, 2011 (inception) to September 30, 2011 included gross proceeds from issuance of common stock in the amount of $90,100.

During the period from January 19, 2011 (inception) to September 30, 2012, we received proceeds from notes payable in the amount of $4,500 and proceeds from the issuance of common stock in the amount of $117,850 for total cash provided by financing activities of $122,350.

We expect significant expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for product development, marketing, equipment and overhead.

Going Concern

We incurred a net loss of $40,614 during the nine months ended September 30, 2012 and have an accumulated net loss of $150,587 since inception.  We are in the development stage of operations, have not generated any revenues since inception and anticipate that it will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability.

Management’s plan, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that we will be successful in raising such financing.

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

Development Stage Company

Our financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

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

Transfers of Nonmonetary Assets by Stockholders

We record transfers of nonmonetary assets by stockholders in exchange for common stock at the stockholders’ historical cost basis determined in conformity with generally accepted accounting principles in the United States of America.

Share-based Compensation

We recognize share-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our interim unaudited financial statements.

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

From January to September of 2012, we issued 527,500 shares of its common stock to various accredited investors pursuant to a private placement at a range of $0.02 to $0.10 per share. The gross proceeds from the issuance were $20,750.

In August 2012, we issued 100,000 shares of its common stock to a consultant for services rendered at $0.10 per share.  The value of those shares totaled $10,000.

We are using the proceeds from the sale of our common stock for general working capital purposes.

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

India Ecommerce Corporation

Date: November 13, 2012	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)