Form 10-K
period 2012-12-31
INDIA ECOMMERCE CORP
filed 2013-04-01
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-174889

India Ecommerce Corporation

(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5540 Fifth Avenue #18, Pittsburgh, PA	15232
(Address of principal executive offices)	(Zip Code)

(412) 450-0028
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $201,500 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  25,477,500 shares of common stock as of March 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

PART I

Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1             Business

Overview

India Ecommerce Corporation (“we,” “our,” “us,” or “the Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada.

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

Group Purchasing Websites

The first of these are a group purchasing site designed for the real estate market. The Indian hospitality sector has been growing 15% year over year for the past five years, and is expected to continue to experience double digit growth in each of the next five years.

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

Traditional Ecommerce Websites

IEC is also rapidly building "copycat" websites in popular areas to round out our portfolio of ecommerce websites. While none of these are very innovative as compared to other websites under consideration, IEC wants to establish its portal to attract many customers that will stay on IEC portfolio websites while they surf the internet.

http://property.indiaecommercecorporation.com/  (Real Estate Site)
http://jobportal.indiaecommercecorporation.com  (Job Portal)
http://matrimonial.indiaecommercecorporation.com  (Matrimonial Site)
http://ecommerce.indiaecommercecorporation.com/  (Ecommerce Portal)
http://auctionproduct.indiaecommercecorporation.com/  (Auction Site)

These websites are only the beginning of building a comprehensive portfolio of ecommerce websites for the Indian market. We have many more ideas planned and we are researching the feasibility of all of the ideas. Our goal is to continuously launch websites periodically.

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

We expect to be able to remain in business and develop our first commercial website in the second quarter of 2013.  We feel confident that we will be able to additional investment capital, although there can be no assurance that any additional amounts can be raised.

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

PART II

Item 5             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “IEEC”.

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Bid Prices ($)
2011 Fiscal Year	High	Low

March 31, 2011	n/a	n/a
June 30, 2011	n/a	n/a
September 30, 2011	n/a	n/a
December 31, 2011	n/a	n/a

2012 Fiscal Year

March 31, 2012	n/a	n/a
June 30, 2012	n/a	n/a
September 30, 2012	$0.15	$0.15
December 31, 2012	$0.15	$0.02

On March 27, 2013, the closing price for the common stock on the OTCBB was $0.02 per share.

Holders

As of December 31, 2012, we had 52 holders of our common stock.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

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

The securities were issued in reliance on an exemption from registration under the Securities Act of 1933, pursuant to Regulation S promulgated thereunder.

Use of Proceeds from Registered Securities

The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6             Selected Financial Data

Not required for smaller reporting companies.

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

For the years ended December 31, 2012 and 2011 and for the period from January 19, 2011 (inception) to December 31, 2012:

We did not generate any revenue during the period from January 19, 2011 (inception) to December 31, 2012.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Our total expenses for the year ended December 31, 2012 were $48,728 including general and administrative expense of $43,678, depreciation of $1,710, loss on the impairment of our website of $3,104 and interest expense of $236.  By comparison, our total expenses for the period from January 19, 2011 (inception) through December 31, 2011 were $109,973 consisting of general and administrative expense of $108,597 and depreciation of $1,376.  The primary reason for the decline in general and administrative expense in 2012 is that we incurred professional fees related to our public offering in 2011 which were not repeated in 2012.

Our total expenses for the period from January 19, 2011 (inception) to December 31, 2012 were $158,701 consisting of general and administrative expense of $152,275, depreciation of $3,086, loss on the impairment of our website of $3,104 and interest expense of $236.  The largest component of general and administrative expense during this period was for professional fees relating to our public offering in 2011.

As a result of the above, our net loss for the year ended December 31, 2012 was $48,728 as compared to a net loss of $109,973 for the period from January 19, 2011 (inception) through December 31, 2011.  Our accumulated deficit for the period from January 19, 2011 (inception) to December 31, 2012 was $158,701.

Liquidity and Capital Resources

As of December 31, 2012 we had current assets of $3,777, current liabilities of $14,210 and a working capital deficit of $10,433 as compared to current assets of $8,676, current liabilities of $4,510 and working capital of $4,166 at December 31, 2011.

Operating Activities

During the year ended December 31, 2012, the Company used cash in the amount of $33,214 for operating activities. Cash used in operating activities included net loss of $48,728, depreciation expense of $1,710, stock-based compensation of $10,000, loss recognized on the impairment of our website of $3,104, accrued interest on notes payable of $236, and an increase in accounts payable and accrued liabilities of $464.

During the period from January 19, 2011 (inception) to December 31, 2011, the Company used cash in the amount of $88,424 for operating activities. Cash used in operating activities included net loss of $109,973, depreciation expense of $1,376, stock-based compensation of $16,753, an increase in deposits of $1,090, and an increase in accounts payable and accrued liabilities of $4,510.

Investing Activities

During the year ended December 31, 2012, we acquired property and equipment for $1,435 resulting in total cash used in investing activities of $1,435.

Investing activities for the period from January 19, 2011 (inception) to December 31, 2011 were non-cash in nature.   The Company issued shares of its common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

During the year ended December 31, 2012 and the period from January 19, 2011(inception) through December 31, 2011, we received proceeds from notes payable in the amount of $13,500 and $0, and  repaid $4,500 and $0 to the note holders, respectively.  Additionally, we received proceeds from the issuance of common stock in the amount of $20,750 and $97,100.

Going Concern

The Company incurred a net loss of $48,728 during the year ended December 31, 2012 and has an accumulated net loss of $158,701 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Plan of Operations

Management’s plan is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.  As development stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations, stockholders’ deficit and cash flows from inception to the current balance sheet date.

Cash

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Website Development

The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

Share Based Payments

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A          Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8             Financial Statements and Supplementary Data

See F-1.

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A          Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2012, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

•
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of two members who also serve as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel;

•	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.  These initiatives will be subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was ineffective.

Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B          Other Information

None.

PART III

Item 10           Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2012:

Name	Age	Position

Ashish Badjatia	43	President, Chief Executive and Financial Officer, Secretary and Director

Rohit Gangwal	33	Treasurer and Director

The biographies of each of the officer and directors are listed below and contain information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Ashish Badjatia is the Company’s President, Chief Executive and Financial Officer, Secretary and Director and is responsible for the day to day management of our Company, administrative functions, corporate filings and strategic evolution of its business. Mr. Badjatia devotes part time, 20 hours per week, to the business of IEC, with minimal external commitments. His other business commitments are related to a social media company, which we do not believe to be competitive with the business of IEC.  Mr. Badjatia brings over 18 years of a wide array of experiences ranging from social networking, international trade, global investment banking, outsourcing, proposal management, and entrepreneurship. Mr. Badjatia holds a Bachelor of Business Administration from the Williamson School of Management at Youngstown State University, and a Master of International Affairs (International Business & Finance and South Asian Affairs) from the School of International and Public Affairs at Columbia University. Additionally, he has taken executive coursework for Venture Capital and Private Equity at the Indian School of Business. In the past, Mr. Badjatia has served on the Board of the India Ohio Chamber of Commerce.  Mr. Badjatia’s work experience includes the following:

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

Rohit Gangwal is the Company’s Treasurer and Director.  Mr. Gangwal devotes part time, 20 hours per week, to the business of IEC, with minimal external commitments. His other business commitments include creating software for American and Indian clients, as well as basic websites that do not have ecommerce transactional functions.  We do not believe that these other business activities are competitive with the business of IEC.  Mr. Gangwal spends a majority of his time in the United States, but also occasionally works out of our office in India.  Mr. Gangwal has over 10 years of experience in the IT industry in Software Development, Web Application Development, Content Management, and Project Management. He is the founder of software development and IT consulting companies Covetus LLC, USA and Covetus Technologies Pvt. Ltd. India. (www.covetus.com), a leading technical innovator in software and web application development based in Dallas, Texas and Indore (MP), India with additional offices in Charlotte, North Carolina and Ujjain (MP), India. Before starting Covetus in 2005 Mr. Gangwal worked with various Companies in USA (John Deere, Verizon, Wolter Kluwer, Northwest Airlines, etc) and provided IT consulting services to various other US based Clients. Mr. Gangwal holds Master in Computer Science and Management from Devi Ahilya University, Indore, India and Masters in Computer Science from LAMARUniversity Beaumont, Texas.  Mr. Gangwal’s work experience includes the following:

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

Directors

Our bylaws authorize no less than one (1) director. We currently have two directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.  Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships among our officer and directors.

Board of Director Committees

We do not have any board committees due to the limited size of the Board and the Company, and as such the board as a whole carries out the functions of audit, nominating and compensation committees.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

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

Andrew Bachman is co-Founder and President of Tatto Media.  Mr. Bachman is also the Co-founder of Adapp Solutions, which creates applications for online advertising companies.  Mr. Bachman Bachman is on the Advisory Board because of his demonstrated ability to market websites successfully, and his overall knowledge of online advertising. These will be key factors in promoting the websites that India Ecommerce Corporation will develop.

Sridhar Ganesan has 25 years of experience in Media, Telecom & Technology industries - developing/building businesses and organizations, raising capital from private and public markets, and managing operations during challenging times. As CFO of satellite radio provider WorldSpace, Sridhar participated in the Company’s initial public offering and other financings.   Mr. Ganesan has published over 300 news and analytical business/economic articles in India and has managed a sales/distribution network team for newspapers.  Mr. Ganesan has been selected to be on the Advisory Board due to his as a former Chief Financial Officer for a NASDAQ listed company. Additionally, Mr. Ganesan has strong personal connections in the business community in India.

Christos Manuel is the founder of goCruso.com, a social networking website for the US restaurant and hospitality industries. Mr. Manuel formulated the strategy of goCruso for raising capital, recruitment of team members, and strategic partnerships, and also managed the development of the goCruso.com website. Mr. Manuel has been selected to be on the Advisory Board due to his experiences in development of social media technologies.

Minesh Shah has over 4 years of experience in information technology industry from engineering large scale web-based portals to complex information technology applications at SP Technolab.  Mr. Shah has experience with Internet Marketing, Social Media and Search Engine Optimization.  Mr. Shah is listed on our Advisory Board because of his expertise with website development in India.

Item 11           Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2012 and 2011:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ashish Badjatia (1)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Rohit Gangwal (2)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -

(1)	President, Chief Executive and Financial Officer, Secretary and Director
(2)	Treasurer and Director

Employment Agreements

None.

Director Compensation

None.

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2012 for our officers and directors:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercis e Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearne d Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearne d Shares, Units or Other Rights That Have Not Vested ($)
Ashish Badjatia	-	-	-	-	-	-	-	-	-
Rohit Gangwal	-	-	-	-	-	-	-	-	-

Item 12           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2012.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Ashish Badjatia 5540 Fifth Avenue #18 Pittsburgh, PA 15232	7,250,000	29.29%
Common	Rohit Gangwal 5540 Fifth Avenue #18 Pittsburgh, PA 15232	7,180,000	29.01%
Common	Shaboom Media (1) 5540 Fifth Avenue #18 Pittsburgh, PA 15232	5,000,000	20.20%
Common	All Officers and Directors as a Group	14,430,000	58.30%

(1) Andrew Bachman is the natural person who exercises voting and/or dispositive powers over the common stock owned by Shaboom Media.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In   addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13           Certain Relationships and Related Transactions, and Director Independence

We currently act with two directors, consisting of Ashish Badjatia and Rohit Gangwal. We have determined that neither of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14           Principal Accounting Fees and Services
The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2012	$9,500	-	-	-
2011	$8,900	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

India Ecommerce Corporation

Date: April 1, 2013	/s/ Ashish Badjatia
Ashish Badjatia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2013	/s/ Ashish Badjatia
Ashish Badjatia Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

/s/ Rohit Gangwal
Date: April 1, 2013	Rohit Gangwal Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of India ECommerce Corporation

We have audited the accompanying balance sheets of India ECommerce Corporation (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the period from January 19, 2011 (inception) through December 31, 2012. India ECommerce Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India ECommerce Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the period from January 19, 2011 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 1, 2013
Las Vegas, Nevada

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current assets
Cash	$3,777	$8,676
Total current assets	3,777	8,676

Deposits	1,090	1,090
Property and equipment, net	5,528	5,803
Website development, net	-	3,104
Total noncurrent assets	6,618	9,997

Total assets	$10,395	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$4,974	$4,510
Note payable	9,236	-
Total current liabilities	14,210	4,510

Commitments and contingencies

Stockholders' equity (deficit)
Common stock $0.001 par value;
75,000,000 shares authorized, 25,477,500 and
24,750,000 shares issued and outstanding	25,478	24,750
Common stock payable	-	100
Additional paid-in capital	129,408	99,286
Accumulated deficit during the development stage	(158,701)	(109,973)
Total stockholders' equity (deficit)	(3,815)	14,163

Total liabilities and stockholders' equity (deficit)	$10,395	$18,673

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period From	For the Period From
	For the Year Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Operating expenses
General and administrative	$43,678	$108,597	$152,275
Depreciation	1,710	1,376	3,086
Loss on impairment of website	3,104	-	3,104
Total operating expenses	48,492	109,973	158,465

Loss from operations	(48,492)	(109,973)	(158,465)

Interest expense	(236)	-	(236)

Net loss	$(48,728)	$(109,973)	$(158,701)

Net loss per common share -
basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average common
shares outstanding -
basic and diluted	25,312,889	19,554,191	22,514,421

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
	Common Stock		Additional	Common Stock Payable		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, January 19, 2011 (Inception)	-	$-	$-	-	$-	$-	$-

Issuance of common stock for services
at $0.001 per share	6,750,000	6,750	-	-	-	-	6,750

Issuance of common stock for reimbursement
of expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant
to a private placement at $0.02 to $0.10
per share	527,500	528	20,222	-	-	-	20,750

Issuance of common stock for services
at $0.10 per share	100,000	100	9,900	-	-	-	10,000

Net loss	-	-	-	-	-	(48,728)	(48,728)

Balance, December 31, 2012	25,477,500	$25,478	$129,408	-	$-	$(158,701)	$(3,815)

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period From	For the Period From
	For the Year Ended	January 19, 2011 (Inception) to	January 19, 2011 (Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(48,728)	$(109,973)	$(158,701)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	1,710	1,376	3,086
Stock-based compensation	10,000	16,753	26,753
Loss on impairment of website	3,104	-	3,104
Accrued interest on notes payable	236	-	236
Changes in operating assets and liabilities:
Deposits	-	(1,090)	(1,090)
Accounts payable and accrued liabilities	464	4,510	4,974
Net cash used by operating activities	(33,214)	(88,424)	(121,638)

Cash flows from investing activities:
Property and equipment acquisitions	(1,435)	-	(1,435)
Net cash used by investing activities	(1,435)	-	(1,435)

Cash flows from financing activities:
Proceeds from notes payable	13,500	-	13,500
Repayment on notes payable	(4,500)	-	(4,500)
Proceeds from issuance of common stock	20,750	97,100	117,850
Net cash provided by financing activities	29,750	97,100	126,850

Net change in cash	(4,899)	8,676	3,777

Cash, beginning of period	8,676	-	-

Cash, end of period	$3,777	$8,676	$3,777

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$7,179	$7,179
Issuance of common stock for
website development	$-	$3,104	$3,104

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the Indian market.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Development Stage Company - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.  As development stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations, stockholders’ deficit and cash flows from inception to the current balance sheet date.

Year-End - The Company has selected December 31 as its year end.

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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of December 31, 2012 no amounts were in excess of the federally insured program.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Revenue Recognition - The Company will recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not recognize any revenues from January 19, 2011 (inception) through December 31, 2012.

Fair Value of Financial Instruments - The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are accounts payable and notes payable. The recorded values of accounts payable and notes payable approximate their fair values based on their short-term nature.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2012.

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
DECEMBER 31, 2012

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

3.           GOING CONCERN

The Company incurred a net loss of $48,728 during the year ended December 31, 2012 and has an accumulated net loss of $158,701 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s plan, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2012 and 2011:

	2012	2011

Computer and office equipment	$8,614	$7,179
Accumulated depreciation	(3,086)	(1,376)
Property and equipment, net	$5,528	$5,803

Depreciation expense for the years ended December 31, 2012 and 2012 was $1,710 and $1,376, respectively.

5.           WEBSITE DEVELOPMENT COSTS

As of December 31, 2012 and 2011, the Company‘s website development costs are as follows:

	2012	2011

Website development costs	$-	$3,104
Accumulated amortization	-	-
Website development, net	$-	$3,104

As of December 31, 2011, the website was under construction and the Company had not commenced amortization.

Provision for Impairment - In December 2012, the Company determined that there was a significant decrease in the market value of the website and a significant adverse change in the extent or manner in which the original website would be used in subsequent periods.  Therefore, an impairment loss of $3,104 was recognized during the year ended December 31, 2012.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012

6.           NOTES PAYABLE

As of December 31, 2012 and 2011, the Company had the following notes payable:

	2012	2011

Note payable - 2% interest, unsecured and due January 2013 (1)	$4,520	$-
Note payable - 24% interest, unsecured and due October 2013 (1)	4,716
Total notes payable	9,236	-
Less current maturities	(9,236)	-
Net long-term note payable	$-	$-

(1) Upon maturity, this amount may be converted into 225,000 shares of the Company’s common stock at $0.02 per share.

7.           INCOME TAX

At December 31, 2012, the Company had a federal operating loss carry forward of $141,951, which begins to expire in 2031.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax asset:
Net operating loss	$158,701	$109,973
Stock issued for services	(16,750)	(6,750)
	141,951	103,223
Income tax rate	35%	35%
	49,683	36,128
Less valuation allowance	(49,683)	(36,128)
Deferred tax asset	$-	$-

Through December 31, 2012, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.

8.           STOCKHOLDERS’ EQUITY

In March 2011, the Company issued 6,750,000 shares of its common stock to various consultants for services rendered at $0.001 per share.  The value of those shares totaled $6,750.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

9.           SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.