Form 10-Q
period 2013-03-31
INDIA ECOMMERCE CORP
filed 2013-05-20
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,477,500 shares of common stock as of May 17, 2013

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
March 31, 2013

PART I

Item 1	Financial Statements

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	Unaudited

Current assets
Cash	$2,463	$3,777
Total current assets	2,463	3,777

Deposits	1,090	1,090
Property and equipment, net	5,098	5,528
Total noncurrent assets	6,188	6,618

Total assets	$8,651	$10,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,450	$4,974
Note payable	4,982	9,236
Total current liabilities	6,432	14,210

Notes payable	15,021	-
Total liabilities	21,453	14,210

Stockholders' deficit
Common stock $0.001 par value;
75,000,000 shares authorized, 25,477,500 and
24,750,000 shares issued and outstanding	25,478	25,478
Additional paid-in capital	129,448	129,408
Accumulated deficit during the development stage	(167,728)	(158,701)
Total stockholders' deficit	(12,802)	(3,815)

Total liabilities and stockholders' deficit	$8,651	$10,395

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			For the Period From
	For the Three Months Ended		January 19, 2011 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Operating expenses
General and administrative	$8,290	$6,220	$160,565
Depreciation	430	418	3,516
Loss on impairment of website	-	-	3,104
Total operating expenses	8,720	6,638	167,185

Loss from operations	(8,720)	(6,638)	(167,185)

Interest expense	(307)	-	(543)

Net loss	$(9,027)	$(6,638)	$(167,728)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)

Weighted average common
shares outstanding -
basic and diluted	25,477,500	25,072,253

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED

							Total
	Common Stock		Additional	Common Stock Payable		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, January 19, 2011 (Inception)	-	$-	$-	-	$-	$-	$-

Issuance of common stock for services
at $0.001 per share	6,750,000	6,750	-	-	-	-	6,750

Issuance of common stock for reimbursement
of expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant
to a private placement at $0.02 to $0.10
per share	527,500	528	20,222	-	-	-	20,750

Issuance of common stock for services
at $0.10 per share	100,000	100	9,900	-	-	-	10,000

Net loss	-	-	-	-	-	(48,728)	(48,728)

Balance, December 31, 2012	25,477,500	25,478	129,408	-	-	(158,701)	(3,815)

Accrued interest waived by stockholders	-	-	40	-	-	-	40

Net loss	-	-	-	-	-	(9,027)	(9,027)

Balance, March 31, 2013	25,477,500	$25,478	$129,448	$-	$-	$(167,728)	$(12,802)

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			For the Period From
	For the Three Months Ended		January 19, 2011 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(9,027)	$(6,638)	$(167,728)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	430	418	3,516
Issuance of common stock for services	-	-	26,753
Loss on impairment of website	-	-	3,104
Accrued interest on notes payable	307	-	543
Changes in operating assets and liabilities:
Deposits	-	-	(1,090)
Accounts payable and accrued liabilities	(3,524)	(510)	1,450
Net cash used by operating activities	(11,814)	(6,730)	(133,452)

Cash flows from investing activities:
Property and equipment acquisitions	-	(1,436)	(1,435)
Net cash used by investing activities	-	(1,436)	(1,435)

Cash flows from financing activities:
Proceeds from notes payable	15,000	-	28,500
Repayments of notes payable	(4,500)	-	(9,000)
Proceeds from issuance of common stock	-	11,751	117,850
Net cash provided by financing activities	10,500	11,751	137,350

Net change in cash	(1,314)	3,585	2,463

Cash, beginning of period	3,777	8,676	-

Cash, end of period	$2,463	$12,261	$2,463

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$-	$7,179
Issuance of common stock for
website development	$-	$-	$3,104
Accrued interest waived by stockholders	$40		$40

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

1.           DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the Indian market.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2012 and 2011.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at March 31, 2013 and December 31, 2012, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of March 31, 2013 and December 31, 2012 no amounts were in excess of the federally insured program.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

Transfers of Nonmonetary Assets by Stockholders - The Company records transfers of nonmonetary assets to the Company by stockholders in exchange for common stock at the stockholders’ historical cost basis determined in conformity with generally accepted accounting principles in the United States of America.

Revenue Recognition - The Company currently has not generated revenues. Any future revenues earned, primarily through the sale of products, will be recognized utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Equity-based Compensation Expense - The Company recognizes all forms of equity-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Equity-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Equity-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the equity-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

When computing fair value of equity-based compensation, the Company considers the following variables:

•	The expected option term is computed using the “simplified” method.

•	The expected volatility is based on the historical volatility of its common stock using the daily quoted closing trading prices.

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on our common stock in the foreseeable future.

•	The forfeiture rate is based on the historical forfeiture rate for its unvested stock options.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of March 31, 2013 and December 31, 2012, respectively.

Financial Instruments - Financial instruments consist of cash, deposits, property and equipment, accounts payable and accrued liabilities, and notes payable. Recorded values of cash, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Recent Accounting Pronouncements - In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

3.           GOING CONCERN

The Company incurred a net loss of $9,027 during the three months ended March 31, 2013 and has an accumulated net loss of $167,728 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Computer and office equipment	$8,614	$8,614
Accumulated depreciation	(3,516)	(3,086)
Property and equipment, net	$5,098	$5,528

Depreciation expense for the three months ended March 31, 2013 and 2012 was $430 and $418, respectively.

5.           NOTES PAYABLE

As of March 31, 2013 and December 31, 2012, the Company had the following notes payable:

	March 31, 2013	December 31, 2012

Note payable - 24% interest, unsecured and due January 2013 (1)	$4,982	$4,716
Note payable - 2% interest, unsecured and due October 2013 (2)	-	4,520
Line of credit - 2% interest, unsecured and due January 2015 (3)	15,021	-
Total notes payable	20,003	9,236
Less current maturities	(4,982)	(9,236)
Net long-term note payable	$15,021	$-

(1)  Upon maturity, this amount may be converted into 225,000 shares of the Company’s common stock at $0.02 per share.

(2) Upon repayment of $4,500 in debt, the note holder elected to waive accrued interest totaling $40 which is presented as a contribution on the statement of stockholders’ deficit.

(3)  In March 2013 the Company entered into a line of credit agreement secured by a personal guarantee of 250,000 shares of common stock owned by the Company’s President and Chief Executive Officer. The line of credit has a maximum borrowing capacity of $25,000 and under the agreement the Company will pay interest at a rate of 2% per year.  As of March 31, 2013, the Company made draws totaling $15,000.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

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

Upon repayment of $4,500 in debt in March 2013, the note holder elected to waive accrued interest totaling $40 which is presented as a contribution on the statement of stockholders’ deficit.  See also Note 5 regarding notes payable.

7.           SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in our other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, through our management we may make oral forward-looking statements.

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

History and Overview

India Ecommerce Corporation ( “we,” “our,” “us,” or “the Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada.

Plan of Operations

We are a development stage company in the business of developing, promoting and managing a multitude of ecommerce websites for the Indian market. Our focus is to create simple, easy-to-use websites that will not deliver physical products, but rather electronic goods and services to the Indian consumer.  We will create rapid development teams that can push websites into the marketplace in a quick and efficient manner to capture first mover advantages in the burgeoning Indian ecommerce marketplace. One of our stated goals is to create websites that require minimal manpower to manage and maintain and are operationally profitable from day one.  We will also tailor websites to the various regions, languages, customs, and sensibilities throughout India, and create mobile applications for all our websites to enable quick growth. This will increase the usage of the websites and drive revenue for us. We will engage in group purchasing websites where groups will earn discounted pricing to higher priced merchandise.

India is the world’s second most populous country and is renowned for its high tech community, but still has yet to produce a dominant ecommerce company the likes of Amazon.com, Buy.com, or eBay. We feel that we will operate and thrive in an Indian online market that is still in its infancy.

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

Through group purchasing vehicles, we will be launching a series of websites that seek to reach the millions of Indian consumers that will lower an individual’s costs by purchasing as a group. We call this “Power Buying.”

In a similar fashion, we will develop group purchasing concepts for the real estate, and automotive industries. Currently, we are developing a "one page" wireframe that can be used for all types of group purchasing websites. These websites need further design and development.

Traditional Ecommerce Websites

We are also rapidly building "copycat" websites in popular areas to round out our portfolio of ecommerce websites. While none of these are very innovative as compared to other websites under consideration, we want to establish its portal to attract many customers that will stay on our portfolio websites while they surf the internet.

http://property.indiaecommercecorporation.com/  (Real Estate Site)
http://jobportal.indiaecommercecorporation.com/  (Job Portal)
http://matrimonial.indiaecommercecorporation.com/  (Matrimonial Site)
http://ecommerce.indiaecommercecorporation.com/  (Ecommerce Portal)
http://auctionproduct.indiaecommercecorporation.com/  (Auction Site)

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

Our websites will be developed in our India development office by seasoned website developers and engineers.  Our India development office has the personnel, equipment and connectivity to create the websites and mobile phone applications we need to reach our intended audience.

For each of these websites, we will earn revenues from commissions on the sale of electronic merchandise and also earn advertising revenues from consumer page views.

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

Research and Development

The core of our business model is to develop and modify websites for the Indian population. Websites need continuous attention and refinement. We plan to diversify our service offerings and develop mobile applications for each of our website properties. Ongoing research and development will continue at our offices in India and in the United States. Our website architecture and offerings will need to create extreme competitive advantages that emphasize ease of use.

Intellectual Property

We have no patents or other protection for its intellectual property, and will rely on corporate secrecy for protection for the foreseeable future.

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

Subsidiaries

We do not currently have any subsidiaries.

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

Three months ended March 31, 2013

We did not generate any revenues during the three months ended March 31, 2013. Our total expenses during this period were general and administrative expense $8,290, depreciation expense $430 and interest expense $307, resulting in a net loss of $9,027.  The largest components of general and administrative expense during this period were legal and professional fees of $6,450.

Three months ended March 31, 2012

We also did not generate any revenues during the three months ended March 31, 2012.  Our total expenses during this period were $6,220 for general and administrative purposes and depreciation expense of $418, resulting in a net loss of $6,638.  The largest components of general and administrative expense during this period were filing fees of $2,000, and legal fees of $2,500.

Period from January 19, 2011 (inception) to March 31, 2013

We have not had earned any revenues from January 19, 2011 (inception) to March 31, 2013. During this development period, we have primarily focused on corporate organization, the initial public offering and the research and development of our websites.

Our total expenses for the period from January 19, 2011 (inception) to March 31, 2013 were $160,565 for general and administrative expenses, depreciation expense $3,516, loss on impairment of our initial website $3,104 and interest expense $543.  As a result, our accumulative net loss since inception is $167,728.

Operating Activities

During the three months ended March 31, 2013, we used cash in the amount of $11,814 for operating activities. Cash used in operating activities included net loss of $9,027, depreciation expense of $430, accrued interest on notes payable of $307, and a decrease in accounts payable and accrued liabilities of $3,524.

Similarly, during the three months ended March 31, 2012, we used cash in the amount of $6,730 for operating activities. Cash used in operating activities included net loss of $6,638, depreciation expense of $418, and a $510 decrease in accounts payable and accrued liabilities.

We had a net loss of $167,728 during the period from January 19, 2011 (inception) to March 31, 2013, and operating activities used cash in the amount of $133,452. The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation expense of $3,516, stock issued for services of $26,753 and a loss on impairment of our initial website of $3,104.

Investing Activities

We did not use any cash resources for investing activities during the three months ended March 31, 2013.  By contrast, during the similar period of 2012, we purchase fixed assets in the amount of $1,436, for total cash used of $1,436.

Investing activities for the period from January 19, 2011 (inception) to March 31, 2013 included the fixed assets purchased in 2012.  The remaining investing activities for this period were non-cash in nature and included the issuance of our common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

During the three months ended March 31, 2013 we received proceeds from notes payable in the amount of $15,000 and repaid notes payable in the amount of $4,500 for net cash provided by financing activities of $10,500.  In addition, stockholders waived $40 in accrued interest as of March 31, 2013 which is presented as a contribution on the statement of stockholders’ deficit.

By contrast, during the three months ended March 31, 2012 we received proceeds from the issuance of common stock in the amount of $11,751 for total cash provided by financing activities of $11,751.

From January 19, 2011 (inception) to March 31, 2013, we received proceeds from notes payable in the amount of $28,500, repaid notes payable in the amount of $9,000, and received proceeds from issuance of common stock in the amount of $117,850 for total cash provided by financing activities of $137,350.  During this period the non-cash component of financing activities was $40 in accrued interest waived by a stockholder upon repayment of the note payable.

Going Concern

We incurred a net loss of $9,027 during the three months ended March 31, 2013 and have an accumulated net loss of $167,728 since inception.  We are in the development stage of operations, have not generated any revenues since inception and anticipate that we will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Other than our $25,000 line of credit, we currently do not have any other arrangements for financing and we may not be able to obtain the financing  required. Obtaining additional financing would be subject to a number of factors, including our ability to attract investments prior to revenue generation, and thereafter our ability to grow our brand and for success in our market.  We may also require additional financing to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

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

Development Stage Company

Our financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.  As development stage enterprise, we disclose the deficit accumulated during the exploration stage and the cumulative statements of operations, stockholders’ deficit and cash flows from inception to the current balance sheet date.

Cash

We consider all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.

Website Development

We capitalize the costs associated with the development of our website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

Recently Issued Accounting Pronouncements

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013.  We adopted this guidance in 2013 without material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013.  We adopted this guidance in 2013 without material impact on our financial position, results of operations or cash flows.

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

In March 2011, we issued 6,750,000 shares of our common stock to various consultants for services rendered at $0.001 per share.  The value of those shares totaled $6,750.

In March 2011, we issued 13,250,000 shares of our common stock to stockholders for reimbursement of expenditures paid prior to incorporation at $0.001539 per share.  The value of those shares totaled $20,386.

Between March and December of 2011, we issued 4,850,000 shares of our common stock to various accredited investors pursuant to a private placement at $0.02 per share. The gross proceeds from the issuance were $97,000.  As of December 31, 2011 100,000 of those shares had not been issued and were reflected as common stock payable.  The shares were issued in February 2012.

From January to September of 2012, we issued 527,500 shares of our common stock to various accredited investors pursuant to a private placement at a range of $0.02 to $0.10 per share. The gross proceeds from the issuance were $20,750.

In August 2012, we issued 100,000 shares of our common stock to a consultant for services rendered at $0.10 per share.  The value of those shares totaled $10,000.

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

India Ecommerce Corporation

Date: May 20, 2013	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)