Form 10-Q
period 2013-06-30
INDIA ECOMMERCE CORP
filed 2013-08-13
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,477,500 shares of common stock as of August 9, 2013

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
JUNE 30, 2013

PART I

Item 1	Financial Statements

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	Unaudited

Current assets
Cash	$1,464	$3,777
Total current assets	1,464	3,777

Deposits	1,090	1,090
Property and equipment, net	4,667	5,528
Total noncurrent assets	5,757	6,618

Total assets	$7,221	$10,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,060	$4,974
Note payable	5,252	9,236
Total current liabilities	8,312	14,210

Notes payable	20,109	-
Total liabilities	28,421	14,210

Stockholders' deficit
Common stock $0.001 par value;
75,000,000 shares authorized,
25,477,500 shares issued and outstanding	25,478	25,478
Additional paid-in capital	129,448	129,408
Accumulated deficit during the development stage	(176,126)	(158,701)
Total stockholders' deficit	(21,200)	(3,815)

Total liabilities and stockholders' deficit	$7,221	$10,395

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					For the Period From
	For the Three Months Ended		For the Six Months Ended		January 19, 2011 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating expenses
General and administrative	$7,610	$12,033	$15,899	$18,253	$168,174
Depreciation	431	430	861	848	3,947
Loss on impairment of website	-	-	-	-	3,104
Total operating expenses	8,041	12,463	16,760	19,101	175,225

Loss from operations	(8,041)	(12,463)	(16,760)	(19,101)	(175,225)

Interest expense	(358)	-	(665)	-	(901)

Net loss	$(8,399)	$(12,463)	$(17,425)	$(19,101)	$(176,126)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common
shares outstanding -
basic and diluted	25,477,500	25,287,500	25,477,500	25,179,876

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

Issuance of common stock for non-employee services
at $0.001 per share	6,750,000	6,750	-	-	-	-	6,750

Issuance of common stock for reimbursement
of expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant
to a private placement at $0.02 to $0.10
per share	527,500	528	20,222	-	-	-	20,750

Issuance of common stock for non-employee services
at $0.10 per share	100,000	100	9,900	-	-	-	10,000

Net loss	-	-	-	-	-	(48,728)	(48,728)

Balance, December 31, 2012	25,477,500	25,478	129,408	-	-	(158,701)	(3,815)

Accrued interest waived by stockholders	-	-	40	-	-	-	40

Net loss	-	-	-	-	-	(17,425)	(17,425)

Balance, June 30, 2013	25,477,500	$25,478	$129,448	$-	$-	$(176,126)	$(21,200)

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			For the Period From
	For the Six Months Ended		January 19, 2011 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(17,425)	$(19,101)	$(176,126)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	861	848	3,947
Issuance of common stock for non-employee services	-	-	26,753
Loss on impairment of website	-	-	3,104
Accrued interest on notes payable	665	-	901
Changes in operating assets and liabilities:
Deposits	-	-	(1,090)
Accounts payable and accrued liabilities	(1,914)	(860)	3,060
Net cash used by operating activities	(17,813)	(19,113)	(139,451)

Cash flows from investing activities:
Property and equipment acquisitions	-	(1,435)	(1,435)
Net cash used by investing activities	-	(1,435)	(1,435)

Cash flows from financing activities:
Proceeds from notes payable	20,000	-	33,500
Repayments of notes payable	(4,500)	-	(9,000)
Proceeds from issuance of common stock	-	16,750	117,850
Net cash provided by financing activities	15,500	16,750	142,350

Net change in cash	(2,313)	(3,798)	1,464

Cash, beginning of period	3,777	8,676	-

Cash, end of period	$1,464	$4,878	$1,464

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$-	$7,179
Issuance of common stock for
website development	$-	$-	$3,104
Accrued interest waived by stockholders	$40	$-	$40

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K which contains audited financial statements and notes covering the year ended December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
UNAUDITED

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at June 30, 2013 or December 31, 2012, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of June 30, 2013 and December 31, 2012 no amounts were in excess of the federally insured program.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013
UNAUDITED

Revenue Recognition - The Company currently has not generated revenues. Any future revenues earned, primarily through the sale of products, will be recognized utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Share-based Compensation Expense - The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

When computing fair value of share-based compensation, the Company considers the following variables:

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013
UNAUDITED

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of June 30, 2013 or December 31, 2012, respectively.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The recorded values of these instruments approximate fair values due to the short maturities of such instruments and the stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

3.           GOING CONCERN

The Company incurred a net loss of $17,425 during the six months ended June 30, 2013 and has an accumulated net loss of $176,126 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013
UNAUDITED

Management’s plan, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Computer and office equipment	$8,614	$8,614
Accumulated depreciation	(3,947)	(3,086)
Property and equipment, net	$4,667	$5,528

Depreciation expense for the six months ended June 30, 2013 and 2012 was $861 and $848, respectively.

5.           NOTES PAYABLE

As of June 30, 2013 and December 31, 2012, the Company had the following notes payable:

	June 30, 2013	December 31, 2012

Note payable - 24% interest, unsecured and due January 2013 (1)	$5,252	$4,716
Note payable - 2% interest, unsecured and due October 2013 (2)	-	4,520
Line of credit - 2% interest, unsecured and due January 2015 (3)	20,109	-
Total notes payable	25,361	9,236
Less current maturities	(5,252)	(9,236)
Net long-term note payable	$20,109	$-

(1)  Upon maturity, this amount may be converted into 225,000 shares of the Company’s common stock at $0.02 per share.

(2) Upon repayment of $4,500 in debt, the note holder elected to waive accrued interest totaling $40 which is presented as a contribution on the statement of stockholders’ deficit.

(3)  In March 2013 the Company entered into a line of credit agreement secured by a personal guarantee of 250,000 shares of common stock owned by the Company’s President and Chief Executive Officer. The line of credit has a maximum borrowing capacity of $25,000 and under the agreement the Company will pay interest at a rate of 2% per year.  As of June 30, 2013, the Company made draws totaling $20,000.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

Traditional Ecommerce Websites

We are also building "copycat" websites in popular areas to round out our portfolio of ecommerce websites. While none of these are very innovative as compared to other websites under consideration, we want to establish its portal to attract many customers that will stay on our portfolio websites while they surf the internet.

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

Three months ended June 30, 2013 and 2012

We did not generate any revenues during the three months ended June 30, 2013. Our total expenses during this period were general and administrative expense $7,610, depreciation expense $431, and interest expense $358, resulting in a net loss of $8,399.  The largest components of general and administrative expense during this period were filing fees of $4,101 and accounting fees $3,250.

Similarly, we did not generate any revenue during the three months ended June 30, 2012. Our total expenses during this period were general and administrative $12,033 and depreciation expense $430, resulting in a net loss of $12,463.  The largest components of general and administrative expense during this period were filing fees $3,455, accounting fees $7,515, and legal fees $1,000.

Six months ended June 30, 2013 and 2012

We also did not generate any revenues during the six months ended June 30, 2013.  Our total expenses during this period were $15,899 for general and administrative purposes, depreciation expense of $861, and interest expense $665, resulting in a net loss of $17,425.  The largest components of general and administrative expense during this period were filing fees of $5,351, accounting fees $9,250, and legal fees of $450.

Similarly, we did not generate any revenue during the six months ended June 30, 2012. Our total expenses during this six month period were general and administrative expense $18,253 and depreciation expense $848, resulting in a net loss of $19,101.  The largest components of general and administrative expense during this six month period were filing fees $5,240, accounting fees $8,015, and legal fees $3,500.

Period from January 19, 2011 (inception) to June 30, 2013

We have not  earned any revenues from January 19, 2011 (inception) to June, 2013. During this development period, we have primarily focused on corporate organization, the initial public offering and the research and development of our websites.

Our total expenses for this period were $168,174 for general and administrative expenses, depreciation expense $3,947, loss on impairment of our initial website $3,104, and interest expense $901.  As a result, our accumulative net loss since inception is $176,126.

Operating Activities

During the six months ended June 30, 2013, we used cash in the amount of $17,813 for operating activities. Cash used in operating activities included net loss of $17,425, depreciation expense of $861, accrued interest on notes payable of $665, and a decrease in accounts payable and accrued liabilities of $1,914.

Similarly, during the six months ended June 30, 2012, we used cash in the amount of $19,113 for operating activities. Cash used in operating activities included a $19,101 net loss, $848 depreciation expense and $860 decrease in accounts payable and accrued liabilities.

We had a net loss of $176,126 during the period from January 19, 2011 (inception) to June 30, 2013, and operating activities used cash in the amount of $139,451. The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation expense of $3,947, stock issued for services of $26,753 and a loss on impairment of our initial website of $3,104.

Investing Activities

We did not use any cash resources for investing activities during the six months ended June 30, 2013.  By contrast, during the similar period of 2012, we purchase fixed assets in the amount of $1,435, for total cash used of $1,435.

Investing activities for the period from January 19, 2011 (inception) to June 30, 2013 included the fixed assets purchased in 2012.  The remaining investing activities for this period were non-cash in nature and included the issuance of our common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

During the six months ended June 30, 2013 we received proceeds from notes payable in the amount of $20,000 and repaid notes payable in the amount of $4,500 for net cash provided by financing activities of $15,500.  In addition, stockholders waived $40 in accrued interest as of June 30, 2013 which is presented as a contribution on the statement of stockholders’ deficit.

By contrast, during the six months ended June 30, 2012 we received proceeds from the issuance of common stock in the amount of $16,750 for total cash provided by financing activities of $16,750.

From January 19, 2011 (inception) to June 30, 2013, we received proceeds from notes payable in the amount of $33,500, repaid notes payable in the amount of $9,000, and received proceeds from issuance of common stock in the amount of $117,850 for total cash provided by financing activities of $142,350.  During this period the non-cash component of financing activities was $40 in accrued interest waived by a stockholder upon repayment of the note payable.

Going Concern

We incurred a net loss of $17,425 during the six months ended June 30, 2013 and have an accumulated net loss of $176,126 since inception.  We are in the development stage of operations, have not generated any revenues since inception and anticipate that we will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

In March 2013 we entered into a line of credit agreement secured by a personal guarantee of 250,000 shares of common stock owned by our President and Chief Executive Officer. The line of credit has a maximum borrowing capacity of $25,000 and under the agreement we will pay interest at a rate of 2% per year.  As of June 30, 2013, we made draws totaling $20,000.

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

India Ecommerce Corporation

Date: August 13, 2013	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)