Form 10-Q
period 2013-09-30
INDIA ECOMMERCE CORP
filed 2013-11-13
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,477,500 shares of common stock as of November 12, 2013

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
SEPTEMBER 30, 2013

PART I

Item 1	Financial Statements

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	Unaudited

Current assets
Cash	$18	$3,777
Total current assets	18	3,777

Deposits	1,090	1,090
Property and equipment, net	4,236	5,528
Total noncurrent assets	5,326	6,618

Total assets	$5,344	$10,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$5,880	$4,974
Notes payable	5,604	9,236
Total current liabilities	11,484	14,210

Notes payable	20,210	-
Total liabilities	31,694	14,210

Stockholders' deficit
Common stock $0.001 par value;
75,000,000 shares authorized,
25,477,500 shares issued and outstanding	25,478	25,478
Additional paid-in capital	129,448	129,408
Accumulated deficit during the development stage	(181,276)	(158,701)
Total stockholders' deficit	(26,350)	(3,815)

Total liabilities and stockholders' deficit	$5,344	$10,395

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					For the Period From
	For the Three Months Ended		For the Nine Months Ended		January 19, 2011 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Operating expenses
General and administrative	$4,346	$21,082	$20,245	$39,335	$172,520
Depreciation	431	431	1,292	1,279	4,378
Loss on impairment of website	-	-	-	-	3,104
Total operating expenses	4,777	21,513	21,537	40,614	180,002

Loss from operations	(4,777)	(21,513)	(21,537)	(40,614)	(180,002)

Interest expense	(373)	-	(1,038)	-	(1,274)

Net loss	$(5,150)	$(21,513)	$(22,575)	$(40,614)	$(181,276)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common
shares outstanding -
basic and diluted	25,477,500	25,411,413	25,477,500	25,257,619

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

Issuance of common stock for reimbursement
of expenditures paid by stockholders prior
to incorporation at $0.001539 per share
categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant
to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant
to a private placement at $0.02 to $0.10
per share	527,500	528	20,222	-	-	-	20,750

Issuance of common stock for non-employee services
at $0.10 per share	100,000	100	9,900	-	-	-	10,000

Net loss	-	-	-	-	-	(48,728)	(48,728)

Balance, December 31, 2012	25,477,500	25,478	129,408	-	-	(158,701)	(3,815)

Accrued interest waived by stockholders	-	-	40	-	-	-	40

Net loss	-	-	-	-	-	(22,575)	(22,575)

Balance, September 30, 2013	25,477,500	$25,478	$129,448	$-	$-	$(181,276)	$(26,350)

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			For the Period From
	For the Nine Months Ended		January 19, 2011 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(22,575)	$(40,614)	$(181,276)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	1,292	1,279	4,378
Issuance of common stock for non-employee services	-	10,000	26,753
Loss on impairment of website	-	-	3,104
Accrued interest on notes payable	1,038	-	1,274
Changes in operating assets and liabilities:
Deposits	-	-	(1,090)
Accounts payable and accrued liabilities	906	(3,010)	5,880
Net cash used by operating activities	(19,339)	(32,345)	(140,977)

Cash flows from investing activities:
Property and equipment acquisitions	-	(1,435)	(1,435)
Net cash used by investing activities	-	(1,435)	(1,435)

Cash flows from financing activities:
Proceeds from notes payable	20,080	4,500	33,580
Repayments of notes payable	(4,500)	-	(9,000)
Proceeds from issuance of common stock	-	20,750	117,850
Net cash provided by financing activities	15,580	25,250	142,430

Net change in cash	(3,759)	(8,530)	18

Cash, beginning of period	3,777	8,676	-

Cash, end of period	$18	$146	$18

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$-	$7,179
Issuance of common stock for
website development	$-	$-	$3,104
Accrued interest waived by stockholders	$40	$-	$40

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
UNAUDITED

1.	DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

The Company plans to build, promote and manage a multitude of cloud-based services and ecommerce websites/mobile applications for both the Indian consumer and business marketplace.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
UNAUDITED

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2013 or December 31, 2012, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of September 30, 2013 and December 31, 2012, no amounts were in excess of the federally insured program.

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

Website Development - The Company capitalizes the costs associated with the development of its cloud-based services and ecommerce websites/mobile applications.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of September 30, 2013 or December 31, 2012, respectively.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash, accounts payable, and notes payable. The recorded values of these instruments approximate fair values due to the short maturities of such instruments and the stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

3.	GOING CONCERN

The Company incurred a net loss of $22,575 during the nine months ended September 30, 2013 and has an accumulated net loss of $181,276 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
UNAUDITED

Management’s plan, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Computer and office equipment	$8,614	$8,614
Accumulated depreciation	(4,378)	(3,086)
Property and equipment, net	$4,236	$5,528

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $1,292 and $1,279, respectively.

5.	NOTES PAYABLE

As of September 30, 2013 and December 31, 2012, the Company had the following notes payable:

	September 30, 2013	December 31, 2012

Note payable - 24% interest, unsecured and due January 2013 (1)	$5,524	$4,716
Note payable - 2% interest, unsecured and due October 2013 (2)	-	4,520
Line of credit - 2% interest, unsecured and due January 2015 (3)	20,210	-
Note payable - non-interest bearing, unsecured and due on demand	80	-
Total notes payable	25,814	9,236
Less current maturities	(5,604)	(9,236)
Net long-term note payable	$20,210	$-

(1)  Upon maturity, this amount may be converted into 225,000 shares of the Company’s common stock at $0.02 per share.

(2) Upon repayment of $4,500 in debt, the note holder elected to waive accrued interest totaling $40 which is presented as a contribution on the statement of stockholders’ deficit.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
UNAUDITED

(3)  In March 2013 the Company entered into a line of credit agreement secured by a personal guarantee of 250,000 shares of common stock owned by the Company’s President and Chief Executive Officer. The line of credit has a maximum borrowing capacity of $25,000 and under the agreement the Company will pay interest at a rate of 2% per year.  As of September 30, 2013, the Company made draws totaling $20,000.

6.	STOCKHOLDERS’ EQUITY

Year Ended December 31, 2012

The Company issued 100,000 shares of common stock which had been recorded to common stock payable at December 31, 2011.

The Company issued 527,500 shares of its common stock to various accredited investors pursuant to a private placement at a range of $0.02 to $0.10 per share. The gross proceeds from the issuance were $20,750.

The Company issued 100,000 shares of its common stock to a consultant for services rendered at $0.10 per share.  The value of those shares totaled $10,000.

Nine Months Ended September 30, 2013

Upon repayment of $4,500 in debt, the note holder elected to waive accrued interest totaling $40 which is presented as a contribution on the statement of stockholders’ deficit.  See also Note 5 regarding notes payable.

7.	SUBSEQUENT EVENTS

In October 2013, the Company entered into a line of credit agreement secured by 500,000 shares of the Company’s common stock. The line of credit has a maximum borrowing capacity of $50,000, which together with fixed interest in the amount of $25,000 is due on February 28, 2014.  As of November 15, 2013, the Company made draws totaling $50,000.

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

History and Overview

India Ecommerce Corporation (“we,” “our,” “us,” or “the Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada.

Plan of Operations

We are a development stage company in the business of developing, promoting and managing a multitude of cloud-based services and ecommerce websites/mobile applications for both the Indian consumer and business marketplace. We will create rapid development teams that can push website services into the marketplace in a quick and efficient manner to capture first mover advantages in the burgeoning online Indian marketplace. One of our stated goals is to create internet properties that require minimal manpower to manage and maintain and are operationally profitable from day one.

India is the world’s second most populous country and is renowned for its high tech community, but still has yet to produce dominant ecommerce or cloud services companies the likes of Amazon.com, Buy.com, or eBay. We feel that we will operate and thrive in an Indian online market that is still in its early stages.

SocialInsight Launch

We have targeted launching our first offering in India, SocialInsight.in, in the first quarter of 2014. SocialInsight will attempt to capitalize on the ability to conduct social media background searches. SocialInsight development was completed in 2013 Q3.

Cloud Based Services

We will continue to negotiate with leading cloud-based service providers for gaining marketing rights in India. We are actively pursuing such arrangements and are in advanced talks with companies based in the United States and in India to launch cloud based services in the areas of document management and online backup, initially targeting the education, banking, and insurance sectors of the Indian economy.

We will launch our cloud based services as early as the second quarter of 2014, and hope to launch a personal cloud based solution for the Indian marketplace by the end of 2014.

Traditional Ecommerce Websites

We are also building "copycat" websites in popular areas to round out our portfolio of ecommerce websites. While none of these are very innovative as compared to other websites under consideration, we want to establish our portal to attract many customers that will stay on our portfolio websites while they surf the internet.

http://property.indiaecommercecorporation.com/  (Real Estate Site)
http://jobportal.indiaecommercecorporation.com/  (Job Portal)
http://matrimonial.indiaecommercecorporation.com/  (Matrimonial Site)
http://ecommerce.indiaecommercecorporation.com/  (Ecommerce Portal)

These websites are only the beginning of building a comprehensive portfolio of ecommerce websites for the Indian market. We have many more ideas planned and we are researching the feasibility of all of the ideas. Our goal is to periodically launch websites into the foreseeable future.

In addition, we are actively searching for acquisitions to jump start our presence in the market.

Our own websites will be developed in our India development office by seasoned website developers and engineers.  Our India development office has the personnel, equipment and connectivity to create the websites and mobile phone applications we need to reach our intended audience.

For each of these websites, we will earn revenues from commissions on the sale of electronic merchandise and also earn advertising revenues from consumer page views.

To date, we have begun strategically planning our network of web properties.  We will follow this up with completing and testing the development of the websites and their applications for devices running various platforms including iOS (Apple), Android (Google) and Windows Phone (Microsoft). We are identifying unique intellectual properties we have developed which will need trademark and copyright protection.  To date, we have not created any patentable material.

DTC Eligibility

DTC Eligibility was filed with Glendale Securities, Inc. We are waiting notice of eligibility.

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

Intellectual Property

We have no patents or other protection for our intellectual property, and will rely on corporate secrecy for protection for the foreseeable future. However, we are identifying unique intellectual properties we have developed which will need trademark and copyright protection.

Insurance

We have begun applications for E&O and D&O insurance with Marsh & McLennan Agency.

Fundraising

We have signed a Letter of Intent with Mintz & Fraade to manage a fundraising effort of $1.2 million. We are working with the firm on updating our presentation materials to execute reaching the fundraising goals by the end of 2014 Q1.

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

We have identified a top-level advertising salesperson for our team, with employment contingent upon receiving funding. We view this as very important to our overall strategy.

Recruiting top level personnel will be aided by share based compensation tied to overall performance.

Executive cash compensation will be minimal due to their equity stakes with our Company. Key executive operations, such as Finance and Human Resources will be outsourced until a full time presence is necessary.

India Office

The Company has decided to exercise an option to lease office space in India beginning on November 3, 2013. We are evaluating the equipment we will need at that office to conduct our ground-level business in India.

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

Three months ended September 30, 2013 and 2012

We did not generate any revenues during the three months ended September 30, 2013. Our total expenses during this period were general and administrative expense $4,346, depreciation expense $431, and interest expense $373, resulting in a net loss of $5,150.  The largest components of general and administrative expense during this period were legal and professional fees $3,375.

Similarly, we did not generate any revenue during the three months ended September 30, 2012. Our total expenses during this period were general and administrative $21,082 and depreciation expense $431, resulting in a net loss of $21,513.  The largest components of general and administrative expense during this period were filing fees $2,167, consulting fees $10,000, and legal and professional fees $7,350.

Nine months ended September 30, 2013 and 2012

We also did not generate any revenues during the nine months ended September 30, 2013.  Our total expenses during this period were $20,245 for general and administrative purposes, depreciation expense of $1,292, and interest expense $1,038, resulting in a net loss of $22,575.  The largest components of general and administrative expense during this period were filing fees of $6,045, and legal and professional fees $13,075.

Similarly, we did not generate any revenue during the nine months ended September 30, 2012. Our total expenses during this nine month period were general and administrative expense $39,335 and depreciation expense $1,279, resulting in a net loss of $40,614.  The largest components of general and administrative expense during this six month period were filing fees $8,407, consulting fees $10,000, and legal and professional fees $19,115.

Period from January 19, 2011 (inception) to September 30, 2013

We have not earned any revenues from January 19, 2011 (inception) to September, 2013. During this development period, we have primarily focused on corporate organization, the initial public offering and the research and development of our websites.

Our total expenses for this period were $172,520 for general and administrative expenses, depreciation expense $4,378, loss on impairment of our initial website $3,104, and interest expense $1,274.  As a result, our accumulative net loss since inception is $181,276.

Operating Activities

During the nine months ended September 30, 2013, we used cash in the amount of $19,339 for operating activities. Cash used in operating activities included net loss of $22,575, depreciation expense of $1,292, accrued interest on notes payable of 1,038, and a decrease in accounts payable and accrued liabilities of $906.

Similarly, during the nine months ended September 30, 2012, we used cash in the amount of $32,345 for operating activities. Cash used in operating activities included a $40,614 net loss, $1,279 depreciation expense, issuance of common stock for non-employee services $10,000 and $3,010 increase in accounts payable and accrued liabilities.

We had a net loss of $181,276 during the period from January 19, 2011 (inception) to September 30, 2013, and operating activities used cash in the amount of $140,977. The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation expense of $4,378, stock issued for services of $26,753 and a loss on impairment of our initial website of $3,104.

Investing Activities

We did not use any cash resources for investing activities during the nine months ended September 30, 2013.  By contrast, during the similar period of 2012, we purchase fixed assets in the amount of $1,435, for total cash used of $1,435.

Investing activities for the period from January 19, 2011 (inception) to September 30, 2013 included the fixed assets purchased in 2012.  The remaining investing activities for this period were non-cash in nature and included the issuance of our common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectfully.

Financing Activities

During the nine months ended September 30, 2013 we received proceeds from notes payable in the amount of $20,080 and repaid notes payable in the amount of $4,500 for net cash provided by financing activities of $15,580.  In addition, stockholders waived $40 in accrued interest as of September 30, 2013 which is presented as a contribution on the statement of stockholders’ deficit.

By contrast, during the nine months ended September 30, 2012 we received proceeds from notes payable in the amount of $4,500 and proceeds from the issuance of common stock in the amount of $20,750 for total cash provided by financing activities of $25,250.

From January 19, 2011 (inception) to September 30, 2013, we received proceeds from notes payable in the amount of $33,580, repaid notes payable in the amount of $9,000, and received proceeds from issuance of common stock in the amount of $117,850 for total cash provided by financing activities of $142,430.  During this period the non-cash component of financing activities was $40 in accrued interest waived by a stockholder upon repayment of the note payable.

Going Concern

We incurred a net loss of $22,575 during the nine months ended September 30, 2013 and have an accumulated net loss of $181,276 since inception.  We are in the development stage of operations, have not generated any revenues since inception and anticipate that we will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

In March 2013 we entered into a line of credit agreement secured by a personal guarantee of 250,000 shares of common stock owned by our President and Chief Executive Officer. The line of credit has a maximum borrowing capacity of $25,000 and under the agreement we will pay interest at a rate of 2% per year.  As of September 30, 2013, we made draws totaling $20,000.

In October 2013, the Company entered into a line of credit agreement secured by 500,000 shares of the Company’s common stock. The line of credit has a maximum borrowing capacity of $50,000, which together with fixed interest in the amount of $25,000 is due on February 28, 2014.  As of November 15, 2013, the Company made draws totaling $50,000.

Other than our lines of credit, we currently do not have any other arrangements for financing and we may not be able to obtain the financing required. Obtaining additional financing would be subject to a number of factors, including our ability to attract investments prior to revenue generation, and thereafter our ability to grow our brand and for success in our market.  We may also require additional financing to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

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

India Ecommerce Corporation

Date: November 12, 2013	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)