Form 10-K
period 2013-12-31
INDIA ECOMMERCE CORP
filed 2014-03-31
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0001510891

India Ecommerce Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5540 Fifth Avenue #18, Pittsburgh, PA	15232
(Address of principal executive offices)	(Zip Code)

(412) 450-0028
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	OTC QB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $859,120 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  25,477,500 shares of common stock as of March 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Cloud Based Services

We will continue to negotiate with leading cloud-based service providers for gaining marketing rights in India. We are actively pursuing such arrangements. On December 10, 2013, we entered into a Memorandum of Understanding with Cima Software Corporation to launch cloud based services in the areas of document management and online backup, initially targeting the education, banking, and insurance sectors of the Indian economy.

We will launch our cloud-based services as early as the second quarter of 2014, and hope to launch a personal cloud based solution for the Indian marketplace by the end of 2014.

Traditional Ecommerce Websites

We are also building "copycat" websites in popular areas to round out our portfolio of ecommerce websites. While none of these are very innovative as compared to other websites under consideration, IEC wants to establish our portal to attract many customers that will stay on IEC portfolio websites while they surf the internet.

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

These websites are only the beginning of building a comprehensive portfolio of ecommerce websites for the Indian market. We have many more ideas planned and we are researching the feasibility of all of the ideas. Our goal is to periodically launch websites.

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

DTC Eligibility

DTC Eligibility was filed with Glendale Securities, Inc. On November 25, 2013, we became DTC eligible (CUSIP 45409D103).

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

India Office

On November 3, 2013 the Company decided to exercise an option to lease office space in India beginning in the second quarter of 2014. We are evaluating the equipment we will need at that office to conduct our India operations and support.

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

	Bid Prices ($)
2012 Fiscal Year	High	Low

March 31, 2012	n/a	n/a
June 30, 2012	n/a	n/a
September 30, 2012	$0.15	$0.15
December 31, 2012	0.15	0.02

2013 Fiscal Year

March 31, 2013	$0.02	$0.02
June 30, 2013	0.02	0.02
September 30, 2013	0.02	0.02
December 31, 2013	0.02	0.02

On March 24, 2014, the closing price for the common stock on the OTCQB was $0.1399 per share.

Holders

As of December 31, 2013, we had 71 holders of our common stock.

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

None

Recent Sales of Unregistered Securities

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

None

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

For the years ended December 31, 2013 and 2012 and for the period from January 19, 2011 (inception) to December 31, 2013:

We did not generate any revenue during the period from January 19, 2011 (inception) to December 31, 2013.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Total expenses for the year ended December 31, 2013 were $75,924 of which $56,815 was general and administrative expenses, $1,723 was depreciation and $17,386 was interest.  Our total expenses for the year ended December 31, 2012 were $48,728 including general and administrative expense of $43,678, depreciation of $1,710, loss on the impairment of our website of $3,104 and interest expense of $236.  By comparison, our total expenses for the period from January 19, 2011 (inception) through December 31, 2013 were $234,625 consisting of general and administrative expense of $209,090, depreciation of $4,809, impairment of our website of $3,104 and interest of $17,622.   The largest component of general and administrative expense during this period was for professional fees relating to our public offering in 2011.

Our accumulated deficit for the period from January 19, 2011 (inception) to December 31, 2013 was $234,625.

Liquidity and Capital Resources

As of December 31, 2013 we had current assets of $19,625, current liabilities of $83,959 and a working capital deficit of $63,444 as compared to current assets of $3,777, current liabilities of $14,210 and a working capital deficit of $10,433 at December 31, 2012.  The increase in the working capital deficit is the conversion of long term notes payable to current liabilities as those notes have matured and are now due and payable plus the receipt of a new short term working capital loan of $50,000.

Operating Activities

During the year ended December 31, 2013, the Company used cash in the amount of $49,602 for operating activities. Cash used in operating activities included net loss of $75,924, depreciation expense of $1,723 and accrued interest of $17,385 and an increase in accounts payable and accrued liabilities of $7,214.

During the period from January 19, 2011 (inception) to December 31, 2013, the Company used cash in the amount of $171,240 for operating activities. Cash used in operating activities included net loss of $234,625, depreciation expense of $4,809, stock-based compensation of $26,753, impairment of website of $3,104, interest of $17,621, an increase in deposits of $1,090, and an increase in accounts payable and accrued liabilities of $12,188.

Investing Activities

During the year ended December 31, 2013, there was no investing activity.

Investing activities for the period from January 19, 2011 (inception) to December 31, 2013 we acquired property and equipment for $1,435 resulting in total cash used in investing activities of $1,435. The Company issued shares of its common stock to acquire property and equipment and for website development having a fair market value of $7,179 and $3,104, respectively.  The website development was fully impaired in 2012.

Financing Activities

During the year ended December 31, 2013 and the period from January 19, 2011 (inception) through December 31, 2013, we received proceeds from notes payable in the amount of $65,500 and $79,000, and  repaid $0 and $4,500 to the note holders, respectively.  Additionally, we received proceeds from the issuance of common stock in the amount of $0 and $117,850.

Going Concern

The Company incurred a net loss of $75,924 during the year ended December 31, 2013 and has an accumulated net loss of $234,625 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2013, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None

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

Item 11	Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2013 and 2012:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ashish Badjtia	2013							$6,000	$6,000
(1)	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

Rohit	2013
Gangwal	2012	-	-	-	-	-	-	-	-
(2)	2011	-	-	-	-	-	-	-	-

(1)	President, Chief Executive and Financial Officer, Secretary and Director
(2)	Treasurer and Director

Employment Agreements

None

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2013 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ashish Badjatia	-	-	-	-	-	-	-	-	-

Rohit Gangwal	-	-	-	-	-	-	-	-	-

Item 12                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2013.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Ashish Badjatia 5540 Fifth Avenue #18 Pittsburgh, PA 15232	1,126,544	4.42%

Common	Rohit Gangwal 5540 Fifth Avenue #18 Pittsburgh, PA 15232	7,180,000	29.01%

Common	Shaboom Media (1) 5540 Fifth Avenue #18 Pittsburgh, PA 15232	5,000,000	20.20%

Common	All Officers and Directors as a Group	14,430,000	53.63%

Common	Neeraj Badjatia 5540 Fifth Avenue #18 Pittsburgh, PA 15232	4,000,000	15.70%

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

Item 14                      Principal Accounting Fees and Services
The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2013	$12,500	-	-	-
2012	$9,500	-	-	-

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

India Ecommerce Corporation

Date: March 31, 2014	/s/ Ashish Badjatia
Ashish Badjatia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	/s/ Ashish Badjatia
Ashish Badjatia Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

/s/ Rohit Gangwal
Date: March 31, 2014	Rohit Gangwal Treasurer and Director

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
India Ecommerce Corp.

We have audited the accompanying balance sheets of India Ecommerce as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India Ecommerce Corp. as of December 31, 2013 and 2012  and the results of its operations, stockholders’ deficit, and cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford &Company, LLC
Las Vegas, Nevada
March 31, 2014

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31
	2013	2012
ASSETS

Current assets
Cash	$19,675	$3,777
Total current assets	19,675	3,777

Deposits	1,090	1,090
Property and equipment, net	3,805	5,528
Total noncurrent assets	4,895	6,618

Total assets	$24,570	$10,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$12,187	$4,974
Notes payable - current portion	71,771	9,236
Total current liabilities	83,958	14,210

Note payable - long term portion	20,311	-
Total liabilities	104,269	14,210

Stockholders' deficit
Common stock $0.001 par value;
75,000,000 shares authorized, 25,477,500 shares
issued and outstanding as of December 31, 2013 and 2012	25,478	25,478
Additional paid-in capital	129,448	129,408
Accumulated deficit during the development stage	(234,625)	(158,701)
Total stockholders' deficit	(79,699)	(3,815)

Total liabilities and stockholders' deficit	$24,570	$10,395

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period From
	For the year ended		January 2011
	December 31		(inception) to
	2013	2012	December 31, 2013

Operating expenses
General and administrative	$56,815	$43,678	$209,090
Depreciation	1,723	1,710	4,809
Loss on impairment of website	-	3,104	3,104
Total operating expenses	58,538	48,492	217,003

Loss from operations	(58,538)	(48,492)	(217,003)

Interest expense	(17,386)	(236)	(17,622)
			-
Loss for the year	$(75,924)	$(48,728)	(234,625)

Net loss per common share - basic and diluted	$(0.003)	$(0.002)

Weighted average common
shares outstanding - basic and diluted	25,477,500	25,312,889

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
	Common Stock		Additional	Common Stock Payable		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, January 19, 2011 (Inception)	-	$-	$-	-	$-	$-	$-

Issuance of common stock for non-employee services at $0.001 per share	6,750,000	6,750	-	-	-	-	6,750

Issuance of common stock for reimbursement of expenditures paid by stockholders prior to incorporation at $0.001539 per share categorized as follows:
Cash	64,996	65	35	-	-	-	100
Prepaid expenses and deposits	1,553,394	1,553	837	-	-	-	2,390
Property and equipment	4,666,033	4,666	2,513	-	-	-	7,179
Website development	2,017,463	2,017	1,087	-	-	-	3,104
General and administrative expenses	4,948,114	4,949	2,664	-	-	-	7,613

Issuance of common stock for cash pursuant to a private placement at $0.02 per share	4,750,000	4,750	92,150	100,000	100	-	97,000

Net loss	-	-	-	-	-	(109,973)	(109,973)

Balance, December 31, 2011	24,750,000	24,750	99,286	100,000	100	(109,973)	14,163

Issuance of common stock payable	100,000	100	-	(100,000)	(100)	-	-

Issuance of common stock for cash pursuant to a private placement at $0.02 to $0.10 per share	527,500	528	20,222	-	-	-	20,750

Issuance of common stock for non-employee services at $0.10 per share	100,000	100	9,900	-	-	-	10,000

Net loss	-	-	-	-	-	(48,728)	(48,728)

Balance, December 31, 2012	25,477,500	25,478	129,408	-	-	(158,701)	(3,815)

Accrued interest waived by stockholders	-	-	40	-	-	-	40

Net loss	-	-	-	-	-	(75,924)	(75,924)

Balance, December 31, 2013	25,477,500	$25,478	$129,448	$-	$-	$(234,625)	$(79,699)

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the year ended		For the Period From
	December 31		January 19, 2011 (Inception) to
	2013	2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(75,924)	$(48,728)	$(234,625)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,723	1,710	4,809
Issuance of common stock for non-employee services	-	10,000	26,753
Loss on impairment of website	-	3,104	3,104
Accrued interest on notes payable	17,385	236	17,621
Changes in operating assets and liabilities:
Deposits	-	-	(1,090)
Accounts payable and accrued liabilities	7,214	464	12,188
Net cash used by operating activities	(49,602)	(33,214)	(171,240)
	49,602
Cash flows from investing activities:
Property and equipment acquisitions	-	(1,435)	(1,435)
Net cash used by investing activities	-	(1,435)	(1,435)
	-
Cash flows from financing activities:
Proceeds from notes payable	65,500	13,500	79,000
Repayments of notes payable	-	(4,500)	(4,500)
Proceeds from issuance of common stock	-	20,750	117,850
Net cash provided by financing activities	65,500	29,750	192,350
	(65,500)
Net change in cash	15,898	(4,899)	19,675

Cash, beginning of period	3,777	8,676	-

Cash, end of period	$19,675	$3,777	$19,675
	(19,657)		(19,657)
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock to acquire property and equipment	$-	$-	$7,179
Issuance of common stock for website development	$-	$-	$3,104
Accrued interest waived by stockholders	$40	$-	$40

The accompanying notes are an integral part of these financial statements.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

1.	DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the “Company”) was incorporated under the laws of the state of Nevada on January 19, 2011.

The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the India market.

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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of December 31, 2013 and 2012 no amounts were in excess of the federally insured program.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Revenue Recognition - The Company will recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not recognize any revenues from January 19, 2011 (inception) through December 31, 2013.

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
DECEMBER 31, 2013

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2013.

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
DECEMBER 31, 2013

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

The Company incurred a net loss of $75,924 during the year ended December 31, 2013 and has an accumulated net loss of $234,625 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012

Computer and office equipment	$8,614	$8,614
Accumulated depreciation	(4,809)	(3,086)
Property and equipment, net	$3,805	$5,528

Depreciation expense for the years ended December 31, 2013 and 2012 was $1,723 and $1,710, respectively.

5.	WEBSITE DEVELOPMENT COSTS

In December 2012, the Company determined that there was a significant decrease in the market value of the website and a significant adverse change in the extent or manner in which the original website would be used in subsequent periods.  Therefore, an impairment loss of $3,104 was recognized during the year ended December 31, 2012.

6.	NOTES PAYABLE

As of December 31, 2013 and 2012, the Company had the following notes payable:

	2013	2012

Note payable - 24% interest, unsecured and due January 2013 (1)	$6,604	$4,520
Line of credit payable - 2% interest, secured by the Company’s President and due January 1, 2015. (2)	20,311	4,716
Note payable - repayable on February 28, 2014 with interest of $25,000. Secured (3)	65,167
Total notes payable	92,082	9,236
Less current maturities	(71,771)	(9,236)
Net long-term note payable	$20,311	$-

(1) Upon maturity, at the lenders option, this amount may be converted into common shares of the Company calculated at $.10 per common shares, in lieu of accepting a cash payment.  In addition, in the event of nonpayment lender is entitled to receive 225,000 common shares of capital stock.  Although the Company is in default, no demand has been made by the lender.
(2)   The Company may draw and repay the line of credit up to a maximum outstanding of $25,000.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

(3)  Payment is guaranteed by the promise to issue 500,000 common shares of the Company’s common stock.  Although the Company is in default, no demand has been made by the lender.

7.	INCOME TAX

At December 31, 2013, the Company had a federal operating loss carry forward of $234,625 which begins to expire in 2031.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows:

Deferred tax asset:	2013	2012
Net operating loss	$234,625	$158,701
Stock issued for services	(16,750)	(16,750)
	217,875	141,951
Income tax rate	35%	35%
	76,256	49,683
Less valuation allowance	(76,256)	(49,683)
Deferred tax asset	$-	$-

Through December 31, 2013, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.

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
DECEMBER 31, 2013

In August 2012, the Company issued 100,000 shares of its common stock to a consultant for services rendered at $0.10 per share.  The value of those shares totaled $10,000.

No common shares were issued during 2013.

9.	SUBSEQUENT EVENTS

On March 3, 2014 the Company entered into a Securities Purchase Agreement to sell to a lender an 8% convertible note in the amount of $32,500.  The note bears a maturity date of December 5, 2014 and a default interest rate of 22%.  After 180 days from the initial cash advance the lender has the right to convert the outstanding principal and interest into common stock of the Company at a discount to market of 45%, provided, however, that lender does not hold a beneficial interest in excess of 4.99% of the total outstanding capital stock.