Form 10-Q
period 2014-03-31
INDIA ECOMMERCE CORP
filed 2014-05-14
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,477,500 shares of common stock as of May 7, 2014.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
March 31, 2014

PART I

Item 1     Financial Statements

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS Unaudited

	March 31	December 31
	2014	2013
ASSETS

Current assets
Cash	$10,646	$19,675
Total current assets	10,646	19,675

Deposits	1,090	1,090
Property and equipment, net	3,374	3,805
Total noncurrent assets	4,464	4,895

Total assets	$15,110	$24,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,499	$12,187
Convertible note payable derivative liability	26,591	-
Notes payable, net of unamortized debt discount	60,305	71,771
Total current liabilities	98,395	83,958

Note payable - long term portion	20,410	20,311
Total liabilities	118,805	104,269

Stockholders' deficit
Common stock $0.001 par value;
75,000,000 shares authorized, 25,477,500 shares issued and
outstanding as of March 31, 2014 and December 31, 2013	25,478	25,478
Shares to be issued	225	-
Additional paid-in capital	166,223	129,448
Accumulated deficit during the development stage	(295,621)	(234,625)
Total stockholders' deficit	(103,695)	(79,699)

Total liabilities and stockholders' deficit	$15,110	$24,570

see accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS Unaudited

			For the period from
	For the three months ended		January 19, 2011
	March 31,		(inception) to
	2014	2013	March 31, 2014
Income
Consulting fees	$4,000	$-	$4,000
Total revenue	4,000	-	4,000

Operating expenses
General and administrative	19,841	8,290	228,931
Stock based compensation	4,500	-	4,500
Depreciation	431	430	5,240
Loss on impairment of website	-	-	3,104
Total operating expenses	24,772	8,720	241,775

Loss from operations	20,772	8,720	237,775

Other expenses
Debt discount	3,285	-	3,285
Change in derivative liability	26,591	-	26,591
Interest expense	10,348	307	27,970
Total other expenses	40,224	9,027	57,846

Loss for the year	$60,996	$9,027	$295,621

Net loss per common share -
basic and diluted	$0.0024	$0.0004

Weighted average common
shares outstanding -
basic and diluted	25,477,500	25,477,500

see accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS Unaudited

			For the period from
	For the three months ended		January 19, 2011
	March 31,		(inception) to
	2014	2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(60,996)	$(9,027)	(295,621)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	431	430	5,240
Amortization of debt discount	3,285	-	3,285
Issuance of common stock for non-employee services	4,500	-	31,253
Loss on impairment of website	-	-	17,622
Accrued interest on notes payable	10,348	307	13,452
Change in derivative liability	26,591	-	26,591
Changes in operating assets and liabilities:
Deposits	-	-	(1,090)
Accounts payable and accrued liabilities	(688)	(3,524)	11,499
Net cash used by operating activities	(16,529)	(11,814)	(187,769)

Cash flows from investing activities:
Property and equipment acquisitions	-	-	(1,435)
Net cash used by investing activities	-	-	(1,435)

Cash flows from financing activities:
Proceeds from notes payable	32,500	15,000	111,500
Repayments of notes payable	(25,000)	(4,500)	(29,500)
Proceeds from issuance of common stock	-	-	117,850
Net cash provided by financing activities	7,500	10,500	199,850

Net change in cash	(9,029)	(1,314)	10,646

Cash, beginning of period	19,675	3,777	-

Cash, end of period	$10,646	$2,463	10,646

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$-
Issuance of common stock for
website development	$-	$-
Accrued interest waived by stockholders	$-	$40

see accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
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

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of March 31, 2014 and December 31, 2013 no amounts were in excess of the federally insured program.

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

Revenue Recognition
Although the Company will derive revenue from several sources, the current revenue is provided from consulting services.  The Company will recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not recognize any revenues from January 19, 2011 (inception) through December 31, 2013, but has commenced its consulting service and earned revenue during March 2014.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited

 The Company must meet all of the following four criteria in order to recognize revenue:

• Persuasive evidence of an arrangement exists
• Delivery has occurred
• The sales price is fixed or determinable
• Collection is reasonably assured

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

The Company’s financial instruments are accounts payable, convertible note, notes payable and derivative liability. The recorded values of accounts payable and notes payable approximate their fair values based on their short-term nature

Share-based Compensation - The Company recognizes share-based compensation, including stock option grants, warrants and restricted stock grants at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

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
Unaudited

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of March 31, 2014.

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
Unaudited

Recent Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

3.           GOING CONCERN

The Company incurred a net loss of $60,996 for the three months ended March 31, 2014 and has an accumulated loss of $295,621 since inception.  The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Computer and office equipment	$8,614	$8,614

Accumulated depreciation	(5,240)	(4,809)
Property and equipment, net	$3,374	$3,805

Depreciation expense for the years ended March 31, 2014 and December 31, 2013 was $431 and $430, respectively.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited

6.           NOTES PAYABLE

As of March 31, 2014 and December 31, 2013 the Company had the following notes payable:

	March 31, 2014	December 31, 2013

Note payable - 24% interest, unsecured and due January 2013 (1)	$6,870	$6,604
Note payable - repayable on February 28, 2014 with interest of $25,000, secured (3)	50,000	65,167
	56,870	71,771
Convertible note payable - 8% interest due December 5, 2014	32,650	-
Unamortized debt discount on convertible note payable	(29,215)	-
Total Notes Payable	60,305	71,771

Line of credit payable - 2% interest, secured by the Company’s President and due January 1, 2015. (2)	20,410	20,311

(1)  In the event of nonpayment, by January 11, 2013, lender is entitled to receive 225,000 common shares of capital stock.  Although the Company is in default, no demand has been made by the lender.
(2)  The Company may draw and repay the line of credit up to a maximum outstanding of $25,000.
(3)  Payment is guaranteed by the promise to issue 500,000 common shares of the Company’s common stock.  Although the Company is in default, no demand has been made by the lender.
(4)  During the period ended March 31, 2014, the Company issued a Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher”) in the amount of $32,500. The notes bears interest at a rate of 8% per annum, are unsecured and mature on December 5, 2014. The Notes are convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to average of the lowest three trading prices for the Common Stock during the 10 trading  day period ending on the latest complete trading  day prior to the conversion date. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

We have determined that the conversion feature of the note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of March 31, 2014 the value of the derivative liability was $26,591 and we recognized a loss on the derivative of $26,591 for the period ended March 31, 2014.

INDIA ECOMMERCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited

6.           STOCKHOLDERS’ EQUITY

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

No common shares were issued during the first quarter of 2014 or during the year ended December 31, 2013.

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

SocialInsight Launch

Due to ongoing negotiations with another company, we have delayed launching our first offering in India, SocialInsight.in. We believe this delay could lead to accessing innovative new technology and lead to launching a more robust SocialInsight.

Cloud Based Services

We will launch our cloud-based services as early as the second quarter of 2014. We will continue to negotiate with other cloud-based service providers for gaining marketing rights in India.

Targeting Acquisitions

We are actively searching for acquisitions to jump-start our presence in the market, and are in advanced negotiations with companies that will provide ecommerce solutions for the Indian and global markets. Announcements for acquisitions could occur as early as the second quarter of 2014.

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

We have identified a top-level advertising salesperson to our team upon receiving funding. We view this as very important to our overall strategy.

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

Three months ended March 31, 2014 and 2013

We did not generate any revenues during the three months ended March 31, 2013, but did generate $4,000 of consulting income during the three months ended March 31, 2014. Our total expenses during this period were general and administrative expense of $19,841 as opposed to $8,290 for the three months ended March 31, 2014 and 2013 respectively; depreciation expense of $431 and $430 for the same periods; and $10,348 interest expense for the three months ended March 31, 2014 as opposed to $307 for the same period in 2012.  We also incurred non cash expenses of $29,876 with regards to the convertible loan obtained on March 3, 2014 and its associated related derivative liability.

Period from January 19, 2011 (inception) to March 31, 2014

We have not earned any revenues from January 19, 2011 (inception) through December 31, 2013. We did, however, earn $4,000 for providing consulting services during the three months ended March 31, 2014.  During this development period, we have primarily focused on corporate organization, the initial public offering and the research and development of our websites.

Our total expenses for this period were $228,931 for general and administrative expenses; depreciation expense of $5,240; loss on impairment of our initial website $3,104, plus interest expense of $27,970.  As a result, our accumulative net loss since inception is $295,621 after expensing non cash costs of $29,876 related to the acquisition of the convertible note of $32,500.

Operating Activities

During the three months ended March 31 2014, we used cash in the amount of $16,529 for operating activities. Cash used in operating activities included net loss of $60,996, depreciation expense of $431; accrued interest on notes payable of $10,348;  and a decrease in accounts payable and accrued liabilities of $688, as compared to depreciation expense of $430; $370 for accrued interest and a decrease in accounts payable of $3,524.

We had a net loss of $295,621 during the period from January 19, 2011 (inception) to March 31, 2014, and operating activities used cash in the amount of $187769. The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation expense of $5,240; stock issued for services of $$31,250; a loss on impairment of our initial website of $17,622; accrued interest on notes payable of $13,452;

Investing Activities

We did not use any cash resources for investing activities during the three months ended March 31, 2014.
Investing activities for the period from January 19, 2011 (inception) to September 30, 2013 included the purchase of fixed assets in the amount of $1,435.

Financing Activities

During the three months ended March 31, 2014, we received proceeds from notes payable in the amount of $32,500 and repaid notes payable in the amount of $25,000 for net cash provided by financing activities of $7,500.

From January 19, 2011 (inception) to March 31, 2014, we received proceeds from notes payable in the amount of $111,500, repaid notes payable in the amount of $29,500, and received proceeds from issuance of common stock in the amount of $117,850 for total cash provided by financing activities of $199,850.  During this period the non-cash component of financing activities was $40 in accrued interest waived by a stockholder upon repayment of the note payable.

Going Concern

We incurred a loss of $60,996 during the three months ended March 31, 2014 and have an accumulated net loss of $295,621since inception.  We are in the development stage of operations, and have recently commenced generating revenue which has totaled $4,000 since inception and anticipate that we will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

In March 2013 we entered into a line of credit agreement secured by a personal guarantee of 250,000 shares of common stock owned by our President and Chief Executive Officer. The line of credit has a maximum borrowing capacity of $25,000 and under the agreement we will pay interest at a rate of 2% per year.  As of March 31, 2014, we made draws totaling $20,000.

In October 2013, the Company entered into a line of credit agreement secured by 500,000 shares of the Company’s common stock. The line of credit has a maximum borrowing capacity of $50,000, which together with fixed interest in the amount of $25,000 is due on February 28, 2014.  As of November 15, 2013, the Company made draws totaling $50,000.

During the period ended March 31, 2014, the Company issued a Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher”) in the amount of $32,500. The notes bears interest at a rate of 8% per annum, are unsecured and mature on December 5, 2014. The Notes are convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to average of the lowest three trading prices for the Common Stock during the 10 trading  day period ending on the latest complete trading  day prior to the conversion date. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

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

Revenue Recognition

The Company has generated its initial revenue, from consulting fees, during the three months ended March 31, 2014.

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

There were no sales of unregistered securities during the period covered by this report.

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

India Ecommerce Corporation

Date: May 14, 2014	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)