Form 10-Q
period 2014-06-30
INDIA ECOMMERCE CORP
filed 2014-08-11
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   25,477,500 shares of common stock as of August 8, 2014.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
June 30, 2014

PART I

Item 1     Financial Statements

INDIA ECOMMERCE CORPORATION
BALANCE SHEETS
(unaudited)
	June 30	December 31,
	2014	2013
ASSETS

Current assets
Cash	$3,092	$19,675
Total current assets	3,092	19,675

Deposits	1,370	1,090
Property and equipment, net	2,943	3,805
Total noncurrent assets	4,313	4,895

Total assets	$7,405	$24,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$13,749	$12,187
Convertible note payable derivative liability	26,591	-
Notes payable, net of unamortized debt discount	92,556	71,771
Total current liabilities	132,896	83,958

Note payable - long term portion	-	20,311
Total liabilities	132,896	104,269

Stockholders' deficit
Common stock $0.001 par value;
75,000,000 shares authorized, 25,477,500 shares issued and
outstanding as of June 30, 2014 and December 31, 2013	25,478	25,478
Shares to be issued	225	-
Additional paid-in capital	166,223	129,448
Accumulated deficit during the development stage	(317,416)	(234,625)
Total stockholders' deficit	(125,490)	(79,699)

Total liabilities and stockholders' deficit	$7,405	$24,570

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Income
Consulting fees	$8,375	$-	$12,375	$-
Total revenue	8,375	-	12,375	-

Operating expenses
General and administrative	17,899	7,610	37,740	15,899
Stock based compensation	-	-	4,500	-
Depreciation	431	431	862	861
Total operating expenses	18,330	8,041	43,102	16,760

Loss from operations	9,955	8,041	30,727	16,760

Other expenses
Debt discount	10,677	-	13,962	-
Change in derivative liability	-	-	26,591	-
Interest expense	1,164	358	11,512	665
Total other expenses	11,841	358	52,065	665

Loss for the period	$21,796	$8,399	$82,791	$17,425

Net loss per common share -
basic and diluted	$0.0009	$0.0003	$0.0032	$0.0007

Weighted average common
shares outstanding -
basic and diluted	25,477,500	25,477,500	25,477,500	25,477,500

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2014	2013	2014	2013
Cash flows from operating activities:
Net loss	$(21,796)	$(8,398)	$(82,791)	$(17,425)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	431	431	862	861
Amortization of debt discount	10,677	-	13,962	-
Issuance of common stock for non-employee services	-	-	4,500	-
Accrued interest on notes payable	1,164	358	11,512	665
Change in derivative liability	-	-	26,591	-
Changes in operating assets and liabilities:
Deposits	(280)	-	(280)	-
Accounts payable and accrued liabilities	(1)	1,610	1,561	(1,914)
Net cash used by operating activities	(9,804)	(5,999)	(24,083)	(17,813)

Cash flows from investing activities:
Property and equipment acquisitions	-	-	-	-
Net cash used by investing activities	-	-	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	5,000	32,500	20,000
Repayments of notes payable	-	-	(25,000)	(4,500)
Net cash provided by financing activities	-	5,000	7,500	15,500

Net change in cash	(9,804)	(999)	(16,583)	(2,313)
Cash, beginning of period	12,896	2,463	19,675	3,777
Cash, end of period	$3,092	$1,464	$3,092	$1,464

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Supplemental disclosure of noncash investing
and financing activities:
Issuance of common stock to acquire
property and equipment	$-	$-	$-	$-
Accrued interest waived by stockholders	$-	$-	$-	$40

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

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

Development Stage Company - On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

INDIA ECOMMERCE CORPORATION
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of June 30, 2014 and December 31, 2013 no amounts were in excess of the federally insured program.

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

INDIA ECOMMERCE CORPORATION
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

Revenue Recognition
Although the Company will derive revenue from several sources, the current revenue is provided from consulting services.  The Company will recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not recognize any revenues from January 19, 2011 (inception) through December 31, 2013, but has commenced its consulting service and has generated $12,375 of revenue through June 30, 2014.

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

INDIA ECOMMERCE CORPORATION
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of June 30, 2014.

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

INDIA ECOMMERCE CORPORATION
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

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

3.           GOING CONCERN

The Company incurred a net loss of $82,791 for the six months ended June 30, 2014 and has an accumulated loss of $317,416 since inception.  The Company has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

INDIA ECOMMERCE CORPORATION
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Computer and office equipment	$8,614	$8,614
Accumulated depreciation	(5,671)	(4,809)
Property and equipment, net	$2,943	$3,805

Depreciation expense for the six months ended June 30, 2014 and the year ended December 31, 2013 was $862 and $1,723  respectively.

5.           NOTES PAYABLE

As of June 30, 2014 and December 31, 2013 the Company had the following notes payable:

	June 30, 2014	December 31, 2013

Note payable - 24% interest, unsecured and due January 2013 (1)	$7,281	$6,604
Note payable - repayable on February 28, 2014 with interest of $25,000, secured (3)	50,000	65,167
	57,281	71,771
Convertible note payable - 8% interest due December 5, 2014	33,301	-
Unamortized debt discount on convertible note payable	(18,538)	-
Total Notes Payable	$72,044	$71,771

Line of credit payable - 2% interest, secured by the Company’s President and due January 1, 2015. (2)	$20,511	$20,311

Total	$92,555	$92,082

INDIA ECOMMERCE CORPORATION
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

(1)  In the event of nonpayment, by January 11, 2013, lender is entitled to receive 225,000 common shares of capital stock.  Although the Company is in default, no demand has been made by the lender. The Company has recorded a subscription payable related to the 225,000 common shares as of June 30, 2014.
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
 The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to average of the lowest three trading prices for the Common Stock during the 10 trading  day period ending on the latest complete trading  day prior to the conversion date. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.
 We have determined that the conversion feature of the note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of June 30, 2014 the value of the derivative liability was $26,591 and we recognized a loss on the derivative of $26,591 for the period ended March 31, 2014.

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

No common shares were issued during the first half of 2014 or during the year ended December 31, 2013.

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

History and Overview

India Ecommerce Corporation (“we,” “our,” “us,” or “the Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada.

Plan of Operations

We are  in the business of developing, promoting and managing a multitude of cloud-based services and ecommerce websites/mobile applications for both the Indian consumer and business marketplace. We will create rapid development teams that can push website services into the marketplace in a quick and efficient manner to capture first mover advantages in the burgeoning online Indian marketplace. One of our stated goals is to create internet properties that require minimal manpower to manage and maintain and are operationally profitable from day one.

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

Cloud Based Services

We continued training our staff about cloud-based services, and our launch into cloud-based services has been delayed to the latter parts of the third or early fourth quarter of 2014. We will continue to negotiate with other cloud-based service providers for gaining marketing rights in India.

Targeting Acquisitions

 We are actively searching for acquisitions to jump-start our presence in the market, and are in advanced negotiations with companies that will provide ecommerce and traditional media solutions for the Indian and global markets. Negotiations for acquisitions have begun and announcements could occur in the third quarter of 2014.

Research and Development

The core of our business model is to develop and modify websites for the Indian population. Websites need continuous attention and refinement. We plan to diversify our service offerings and develop mobile applications for each of our website properties.
We have begun developing mobile applications for the Indian hospitality sector, and expect to launch this in the first quarter of 2015.

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

Results of Operations

We are in the business of developing, promoting and managing a multitude of ecommerce websites for the Indian market.  The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Six months ended June 30, 2014 and 2013

We did not generate any revenues during the six months ended June 30, 2013, but did generate $12,375 of consulting income during the six months ended June 30, 2014. Our total expenses during this period were general and administrative expense of $37,440 as opposed to $15,899 for the six months ended June 30, 2014 and 2013 respectively; depreciation expense of $861 and $862 for the same periods; and $11,512 interest expense for the six months ended June 30, 2014 as opposed to $665 for the same period in 2013.  We also incurred non-cash expenses of $40,553 with regards to the convertible loan obtained on March 3, 2014 and its associated related derivative liability.

Operating Activities

During the six months ended June 30, 2014, we used cash in the amount of $24,083 for operating activities compared to $17,813 for the six months ended June 30, 2013. Cash used in operating activities for the six months ended June 30, 2014 included a net loss of $82,791 compared to a net loss of $17,425 for the six months ended June 30, 2013. The net loss for the 6 months ended June 30, 2014 included non-cash depreciation expense of $862, convertible debt amortization and cost of a derivative liability of $40,553, stock based compensation of $4,500,and interest expense of $11,512 compared to depreciation of $861 and interest expense of $655 for the same period in 2013.  Accounts payable increased by $1,561 for the six months ended June 30, 2014 compared to a decrease of $1,914 for the six months ended June 30, 2013.

Investing Activities

We did not use any cash resources for investing activities during the six months ended June 30, 2014 or for the six months ended June 30, 2013.

Financing Activities

During the six months ended June 30, 2014, we received proceeds from notes payable in the amount of $32,500 and repaid notes payable in the amount of $25,000 for net cash provided by financing activities of $7,500.  During the six months ended June 30, 2013 we received $20,000 in notes payable and repaid $4,500.

Going Concern

We incurred a loss of $21,796 for the three months ended June 30, 2014 compared to $8,398 during the three months ended June 30, 2013 and $82,791 for the six months ended June 30, 2014 compared to $17,425 for the six months ended June 30, 2013.  We have an accumulated net loss of $317,416 since inception.  We are in the development stage of operations, and have recently commenced generating revenue which has totaled $12,375 since inception and anticipate that we will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

In March 2013 we entered into a line of credit agreement secured by a personal guarantee of 250,000 shares of common stock owned by our President and Chief Executive Officer. The line of credit has a maximum borrowing capacity of $25,000 and under the agreement we will pay interest at a rate of 2% per year.  As of June 30, 2014, we made draws totaling $20,000.

In October 2013, the Company entered into a line of credit agreement secured by 500,000 shares of the Company’s common stock. The line of credit has a maximum borrowing capacity of $50,000, which together with fixed interest in the amount of $25,000 was due on February 28, 2014.  As of June 30, 2014 the Company made draws totaling $50,000.  The lender has not made any demand for repayment.

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

Revenue Recognition

The Company has generated its initial revenue, from consulting fees, during the six months ended June 30, 2014.

Website Development

We capitalize the costs associated with the development of our website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3     Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4     Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

India Ecommerce Corporation

Date: August 11, 2014	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)