Form 10-Q
period 2014-09-30
INDIA ECOMMERCE CORP
filed 2014-11-05
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   28,477,500 shares of common stock as of November 4, 2014.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
September 30, 2014

PART I

Item 1     Financial Statements

INDIA ECOMMERCE CORPORATION
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash	$8,354	$19,675
Total current assets	8,354	19,675

Long term assets
Deposits	1,370	1,090
Property and equipment, net	2,512	3,805
Total long term assets	3,882	4,895

Total assets	$12,236	$24,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,392	$12,187
Notes payable	78,337	71,771
Total current liabilities	87,729	83,958

Note payable - long term portion	-	20,311
Total liabilities	87,729	104,269

Stockholders' deficit
Common stock $0.001 par value;
75,000,000 shares authorized; 28,477,500 and 25,477,500 shares issued and
outstanding as of September 30, 2014 and December 31, 2013 respectively	28,478	25,478
Shares to be issued	225	-
Additional paid-in capital	204,685	129,448
Accumulated deficit	(308,881)	(234,625)
Total stockholders' deficit	(75,493)	(79,699)

Total liabilities and stockholders' deficit	$12,236	$24,570

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Income
Consulting fees	$5,700	$-	$18,075	$-
Total revenue	5,700	-	18,075	-

Operating expenses
General and administrative	6,035	4,346	43,774	20,245
Stock based compensation	-	-	4,500	-
Depreciation	431	431	1,293	1,292
Total operating expenses	6,466	4,777	49,567	21,537

Loss from operations	766	4,777	31,492	21,537

Other income/(expenses)
Penalty on notes payable	16,250	-	16,250	-
Change of derivative liability	(26,591)	-	-	-
Amortization on notes discount	-	-	13,962	-
Interest expense	1,040	(373)	12,552	(1,038)
Total other expenses	(9,301)	(373)	42,764	(1,038)

Loss for the period	$8,535	$(5,150)	$(74,256)	$(22,575)

Net loss per common share -
basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common
shares outstanding -
basic and diluted	26,423,152	25,477,500	25,797,353	25,477,500

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(74,256)	$(22,575)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	1,293	1,292
Amortization of discount on notes payable	13,962	1,038
Issuance of common stock for loan guarantee	4,500	-
Penalty on notes payable	16,250	-
Changes in operating assets and liabilities:
Deposits	(280)	-
Accounts payable and accrued liabilities	(32,790)	906
Net cash used in operating activities	(71,321)	(19,339)

Cash flows from financing activities:
Proceeds from sale of common stock	60,000	-
Proceeds from notes payable	32,500	20,080
Repayments of notes payable	(32,500)	(4,500)
Net cash provided by financing activities	60,000	15,580

Net change in cash	(11,321)	(3,759)
Cash, beginning of period	19,675	3,777
Cash, end of period	$8,354	$18

Supplemental disclosure of cash flow information:
Interest paid	$42,546	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of September 30, 2014 and December 31, 2013 no amounts were in excess of the federally insured program.

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

INDIA ECOMMERCE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Revenue Recognition
Although the Company will derive revenue from several sources, the current revenue is provided from consulting services.  The Company will recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company has generated $18,075 of revenue through September 30, 2014.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

3.           GOING CONCERN

The Company incurred a net loss of $74,256 for the nine months ended September 30, 2014.  The Company has not generated any operating revenues since inception and but has generated $18,075 from consulting fees and anticipates that it will continue to generate losses in the near future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

INDIA ECOMMERCE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

4.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Computer and office equipment	$8,614	$8,614
Accumulated depreciation	(6,102)	(4,809)
Property and equipment, net	$2,512	$3,805

Depreciation expense for the nine months ended September 30, 2014 and the year ended September 30, 2013 was $1,293 and $1,292 respectively.

5.           NOTES PAYABLE

As of September 30, 2014 and December 31, 2013 the Company had the following notes payable:

	September 30, 2014	December 31, 2013

Note payable - 24% interest, unsecured and due January 2013 (1)	$7,722	$6,604
Note payable - repayable on February 28, 2014 with interest of $25,000, secured (3)	50,000	65,167
	57,722	71,771
Convertible note payable - 8% interest due December 5, 2014 (4)	-	-
Unamortized debt discount on convertible note payable	-	-
Total Notes Payable	$57,722	$71,771

Line of credit payable - 2% interest, secured by the Company’s President and due January 1, 2015. (2)	$20,615	$20,311
________________

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
(4)
During the period ended March 31, 2014, the Company issued a Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher”) in the amount of $32,500. The note, including unpaid interest plus a prepayment penalty of $16,250, was repaid during September 2014.

INDIA ECOMMERCE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The note bore interest at 8% per annum, was unsecured and would have matured on December 5, 2014. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. As of September 30, 2014, the Company recognized amortization cost of $13,962. The Company determined that the conversion feature of the note was not considered to be solely indexed to its own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the notes and recorded a derivative liability. As of September 30, 2014, the Company repaid the note, including unpaid interest plus a prepayment penalty of $16,250. The value of the derivative liability was $0 due to the repayment.

6.           STOCKHOLDERS’ EQUITY

On September 1, 2014 the Company sold, for $60,000 cash, 3,000,000 shares of its restricted common stock.

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

History and Overview

India Ecommerce Corporation (“we,” “our,” “us,” or “the Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada.

Plan of Operations

We are in the business of developing, promoting distribution, and managing a multitude of cloud-based services, television productions and ecommerce websites/mobile applications, targeting the India and the global Indian diaspora in both the consumer and business marketplace. Our goal is to push our television and online services into the marketplace in a quick and efficient manner to capture first mover advantages.

India is the world’s second most populous country and is renowned for its high tech community, but still has yet to produce dominant ecommerce or cloud services companies the likes of Amazon.com, Buy.com, or eBay. We feel that we will operate and thrive in an Indian online market that is still in its early stages.

India Ecommerce Corporation launched the development of a number of websites in the third quarter.

Nyooz and HRelate

In the third quarter, we launched our Alpha-version sites for News and Health information. The Alpha version of NyoozFlix.com is live, and will undergo content, design and functionality upgrades to an expected Beta-version launch in the fourth quarter of 2014, and a more formal product launch is expected in the first quarter of 2014. This is the first of many “Nyooz” branded websites, and “Nyooz” branded TV productions are also in discussion.

The Alpha-version site for Health information, HRelate.com, is live, and will undergo content, design and functionality upgrades to an expected Beta-version launch in the first quarter of 2015, and a more formal product launch is expected in the second quarter of 2015.

Food & Hospitality Search Services

In the third quarter, IEC began development of a restaurant search engine for the Indian market. Development continues, and a Beta release is anticipated in the first quarter of 2015.

ePerty

In the third quarter, IEC began development of ePerty.com, a real estate search engine for the Indian market for which a Beta release is anticipated in the first quarter of 2015.

Cloud Based Services

We continued training our staff about cloud-based services, and our launch into cloud-based services has been delayed to the latter parts of the fourth quarter of 2014. We will continue to negotiate with other cloud-based service providers for gaining marketing rights in India.

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

We have begun developing mobile applications for each of our online projects, and expect to begin to launch these mobile applications in the first quarter of 2015.

Television also requires development. Our company will continue to raise capital to fund television property development.

Intellectual Property

We have no patents or other protection for its intellectual property, and will rely on copyrights, trademarks, and corporate secrecy for protection for the foreseeable future.

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

We have identified top-level advertising salespeople in both the United States and in India which we can to our team upon receiving funding. We view this as very important to our overall strategy.

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

Nine months ended September 30, 2014 and 2013

We did not generate any revenues during the nine months ended September 30, 2013, but did generate $18,075 of consulting income during the nine months ended September 30, 2014. Our total expenses during this period were general and administrative expense of $43,774 as opposed to $20,245 for the nine months ended September 30, 2014 and 2013 respectively; depreciation expense of $1,293 and $1,292 for the same periods; and $31,090 interest expense for the nine months ended September 30, 2014 as opposed to $1,038 for the same period in 2013.  We also incurred non-cash expenses of $56,803 with regards to the convertible loan obtained on March 3, 2014 and its associated related derivative liability.  That loan was repaid during the three months ended September 30, 2014 including a prepayment penalty of $16,250.

During the nine months ended September 30, 2014, we used cash in the amount of $56,662 for operating activities compared to $19,339 for the nine months ended September 30, 2013. Cash used in operating activities for the nine months ended September 30, 2014 included a net loss of $119,385 compared to a net loss of $22,575 for the nine months ended September 30, 2013. The net loss for the nine months ended September 30, 2014 included non-cash depreciation expense of $1,293, convertible debt amortization and cost of a derivative liability of $56,662; stock based compensation of $4,500,and interest expense of $31,090 compared to depreciation of $1,292 and interest expense of $1,038 for the same period in 2013.  Accounts payable decreased by $2,795 for the nine months ended September 30, 2014 compared to an increase of $906 for the nine months ended September 30, 2013.

Investing Activities

We did not use any cash resources for investing activities during the nine months ended September 30, 2014 or for the nine months ended September 30, 2013.

Financing Activities

During the nine months ended September 30, 2014, we received proceeds from notes payable in the amount of $32,500 and repaid notes payable in the amount of $25,000 for net cash provided by financing activities of $7,500.  The $32,500 loan plus a prepayment penalty of $16,250 was repaid during the same period.  During the nine months ended September 30, 2013 we received $20,000 in notes payable and repaid $4,500.

Going Concern

We incurred a loss of $100,002, including a cost of a $90,000 non  cash expense concerning the sale of 3,000,000 common shares for $0.02 and a prepayment penalty of $16,250 to repay a convertible note during the three months ended September 30, 2014 compared to $8,398 during the three months ended June 30, 2013 and $82,791 for the six months ended June 30, 2014 compared to a loss of $22,725 for the nine months ended September 30, 2013.  We have an accumulated net loss of $417,419 since inception.  We are in the early stage of operations, and have recently commenced generating revenue which has totaled $18,075 since inception and anticipate that we will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

During the period ended March 31, 2014, the Company issued a Convertible Promissory Note, to a lender, in the amount of $32,500. The notes bears interest at a rate of 8% per annum, are unsecured and mature on December 5, 2014. The Notes are convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to average of the lowest three trading prices for the Common Stock during the 10 trading  day period ending on the latest complete trading  day prior to the conversion date. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.  The note was repaid, including a prepayment penalty of $16,250 during the three months ended September 30, 2014

Other than our lines of credit, we currently do not have any other arrangements for financing and we may not be able to obtain the financing required. Obtaining additional financing would be subject to a number of factors, including our ability to attract investments prior to revenue generation, and thereafter our ability to grow our brand and for success in our market.  We may also require additional financing to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

India Ecommerce Corporation

Date: November 5, 2014	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)