Form 10-K
period 2014-12-31
INDIA ECOMMERCE CORP
filed 2015-04-15
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0001510891

India Ecommerce Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1524 Rhine Street, Pittsburgh, PA	15212
(Address of principal executive offices)	(Zip Code)

(412) 450-0028
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	OTC QB

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
☒ Yes           ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $429,866 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 50,079,156 shares of common stock as of April 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2014

PART I

Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: "Business," "Management's Discussion and Analysis," and "Risk Factors." These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1   Business

Overview

India Ecommerce Corporation ("we," "our," "us," or "the Company") was incorporated on January 19, 2011 under the laws of the State of Nevada.

We are in the business of developing, promoting distribution, and managing television networks, television productions and ecommerce websites/mobile applications, targeting the India and the global Indian diaspora in both the consumer and business marketplace. Our goal is to push our television and online services into the marketplace in a quick and efficient manner to capture first mover advantages, to acquire a user/viewer/subscriber base from which we can build our proprietary ecommerce solutions.

India is the world's second most populous country and is renowned for its high tech community, but still has yet to produce dominant ecommerce companies the likes of Amazon.com, Buy.com, or eBay. We feel that we will operate and thrive in an Indian online market that is still in its early stages, but is undergoing rapid growth.

India Ecommerce Corporation launched the development of a number of websites in the third quarter, and all of these have experienced growth in unique visitors in the fourth quarter. Through a partnership with Jeffrey Martin Global Media, LLC, a TV production and management company, we have also begun operating under the brand name "uknowme."

Nyooz and HRelate

Both NyoozFlix.com and HRelate.com continued to gain in unique users in Q4. These websites will undergo major design changes in Q2 in 2015 to boost page views. There is continued interest in "Nyooz" branded TV productions, and those discussions are being led under our "uknowme" brand.

Zootout

We ceased our development of a restaurant search engine because we have partnered with Zootout, an up and coming company in India in that space. We will aide Zootout with their technologies and functionality. Zootout will launch mobile apps for the iPhone, Android, and Windows throughout the second quarter of 2015.

ePerty

Technical work for ePerty.com is nearly complete. We are in the process to add a person who can manage and further develop the business model.

Television

We signed a contract to jointly manage television operations with Jeffrey Martin Global Media, LLC. This operation is set to launch in the first quarter of 2015, in three major markets in the United States. The joint venture is doing business as "uknowme." In following quarters, we will expand our reach to other television markets in the United States.

Third Party Marketing

Through partnerships, we will be marketing third party products and services both on television and online. We will launch this in the second quarter of 2015.

Research and Development

The core of our business model is to develop and modify websites for the Indian population. Websites need continuous attention and refinement. We plan to diversify our service offerings and develop mobile applications for each of our website properties.

We have begun developing mobile applications for each of our online projects, and expect to begin to launch these mobile applications in the second quarter of 2015.

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

We have identified top-level advertising salespeople in both the United States and in India which we can add to our team upon receiving funding. We view this as very important to our overall strategy.

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

Item 2   Properties
We maintain our principal office at 1524 Rhine Street, Pittsburgh, PA 15212. Our telephone number is (412) 450-0028. We also have the option to lease more than 900 square feet of office space in Indore, Madhya Pradesh (India) for the research and development of our websites pursuant to a lease that our President entered into on our behalf.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3   Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4    Mine Safety Disclosures

Not applicable.

PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol "IEEC".

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

2013 Fiscal Year	Bid Price
	Hi	Low
March 31, 2013	$0.020	$0.020
June 30, 2013	$0.022	$0.022
September 30, 2013	$0.022	$0.022
December 31, 2013	$0.022	$0.022

2014 Fiscal Year
March 31, 2014	$0.140	$0.140
June 30, 2014	$0.070	$0.070
September 30, 2014	$0.041	$0.041
December 31, 2014	$0.050	$0.050

On April 7, 2015, the closing price for the common stock on the OTCQB was $0.005 per share.

Holders

As of December 31, 2014, we had 44 holders of our common stock.

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

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

No unregistered securities were issued during the year ended December 31, 2013.

On September 5, 2014, and on October 5, 2014 the Company sold a total of 6,000,000 restricted common shares to two investors for $0.02 per share.

On October 7, 2014, the Company issued 250,000 of its restricted common shares to a consultant, for services rendered, at a cost of $0.041 per share charged to stock based consulting services.

On October 7, 2014, the Company issued 250,000 of its restricted common shares to a lender, as additional compensation, at a cost of $0.041 per share charged to interest expense.

On October 7, 2014, the Company issued 225,000 of its restricted common shares, to a lender, to fulfill the obligation to provide the lender with those shares if the loan was not repaid by January 11, 2013, which shares were previously recorded at a cost of $0.02 per share, charged to interest expense.

On October 17, 2014, the Company issued 1,000,000 of its restricted common shares, to a consultant, as partial payment, to reduce the total obligation under a consulting agreement from 5,000,000 to 4,000,000 restricted common shares.  The issued shares were expensed at $0.031 per share as sub-contractor expense.

On October 29, 2014 and on December 3, 2014, the Company issued 1,000,000 and 1,666,667 of its restricted common shares, to two consultants at a cost of $0.031 and $0.06 per share, as stock based consulting fees.

On December 30, 2014, the Company issued 250,000 of its restricted common shares to liquidate a note payable of $20,000 plus accrued interest of $717.55.
Use of Proceeds from Registered Securities

The Company is using the proceeds from the sale of its common stock to cover the expenses for general working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6   Selected Financial Data

Not required for smaller reporting companies.

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations
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

For the years ended December 31, 2014 and 2013:

We did not generate any revenue during the period from January 19, 2011 (inception) to December 31, 2013.  During this stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Total expenses for the year ended December 31, 2014 were $333,141 of which $ 309,410 were general and administrative compared to December 31, 2013 which were $75,924 of which $56,815 were general and administrative expenses.  Depreciation was $1,724 and $1,723 for each year respectively.  Interest expense was $  64,543 and $17,386 for the years ended December 31, 2014 and 2013. The increases are due to the increased activity as our business plan is developed and begins to mature.

Our accumulated deficit on December 31, 2014 was $567,766 compared to $234,625 on December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014 we had current assets of $38,618 current liabilities of $62,689 and a working capital deficit of $24,071 as compared to current assets of $20,765, current liabilities of $84,268 and a working capital deficit of $63,503 at December 31, 2013.  The decrease in the working capital deficit is due to the receipt of cash resulting from the sale of restricted common shares.

Cash Flows from Operation Activities

During the year ended December 31, 2014, the Company used cash, for operating activities, in the amount of $112,712 compared to of $49,602 for the year ended December 31, 2013.  For the year ended December 31, 2014, cash used in operating activities included a net loss of $333,141 compared to a net loss of $75,924 for the year ended December 31, 2013. For the year ended December 31, 2014 depreciation expense was $1,724 and interest paid was $19,034 compared to depreciation expense of $1,723 and accrued interest of $17,385 for the year ended December 31, 2013.  During the year ended December 31, 2014 the Company issued common restricted shares for services and loan guarantees in the amount of $238,875 which were included in the net loss.  Prepaid expense increased by $26,815 and accounts payable decreased by $6,119 compared to an increase in accounts payable and accrued liabilities of $24,599 for the year ended December 31, 2013.

Cash Flows from Investing Activities

During the years ended December 31, 2014 and December 31, 2013, there were no investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2014 the Company received proceeds, from a convertible note payable, of $32,500 which was repaid, with cash, during the year, including a penalty of $16,250.  The company also sold 6,000,000 restricted common shares for a total of $120,000 during the year ended December 31, 2014. During the year ended December 31, 2013 we received proceeds from notes payable in the amount of $65,500.

Going Concern

The Company incurred a net losses of $333,141 during the year ended December 31, 2014 and $75,924 during the year ended December 31, 2013 and has an accumulated net loss of $567,766 at December 31, 2014 and $234,625 at December 31, 2013, respectively.  The Company is still developing its business model and has only generated minimal revenue of $19,575 during the year ended December 31, 2014 and no revenue during the year ended December 31, 2013, and anticipates that it will continue to generate losses, until its business plan matures, in the near future.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability.

Plan of Operations

Management's plan is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8   Financial Statements and Supplementary Data

See F-1.

INDIA ECOMMERCE CORPORATION

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS

For the Years Ended
December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
India Ecommerce Corporation

We have audited the accompanying balance sheet of India Ecommerce Corporation ("the Company") as of December 31, 2014, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of India Ecommerce Corporation as of December 31, 2014, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated no revenue to date, has an accumulated deficit and is dependent on financial support from its shareholders, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 15, 2015

office 801.528.9222

fax 801.528.9223

www.sadlergibb.com | 291 South 200 West, Farmington, UT 84025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
India Ecommerce Corp.

We have audited the accompanying consolidated balance sheet of India Ecommerce Corp. as of December 31, 2013, and the related statements of operation, stockholders' deficit, and cash flow for the year ended December 31, 2013. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India Ecommerce Corp. as of December 31, 2013, and the results of its operation and its cash flow for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 31, 2014

INDIA ECOMMERCE CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets
Cash	$10,713	$19,675
Deposits	280	1,090
Prepaid expenses	27,625	-
Total current assets	38,618	20,765

Long term assets
Property and equipment, net	2,081	3,805
Total long term assets	2,081	3,805

Total assets	$40,699	$24,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,189	$29,768
Notes payable	54,500	54,500
Total current liabilities	62,689	84,268

Note payable - long term portion	-	20,000
Total liabilities	62,689	104,268

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares
authorized; 36,119,167 and 25,477,500 shares issued
outstanding, respectively	36,120	25,478
Additional paid-in capital	509,656	129,448
Accumulated deficit	(567,766)	(234,625)
Total stockholders' deficit	(21,990)	(79,698)

Total liabilities and stockholders' deficit	$40,699	$24,570

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenue	$19,575	$-

Operating expenses
General and administrative	309,410	56,815
Depreciation	1,724	1,723
Total operating expenses	311,134	58,538

Net operating loss	(291,559)	(58,538)

Other income and expense
Interest expense	(64,543)	(17,386)
Gain on settlement of debt	22,961	-
Total other income and expense	(41,582)	(17,386)

Loss before provision for income taxes	(333,141)	(75,924)

Net loss	(333,141)	(75,924)

Net loss per common share - basic and diluted	$(0.012)	$(0.003)

Weighted average common shares outstanding -
basic and diluted	27,417,728	25,477,500

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	25,477,500	$25,478	$129,408	$(158,701)	$(3,815)

Accrued interest waived by stockholders	-	-	40	-	40

Net loss for the year	-	-	-	(75,924)	(75,924)

Balance, December 31, 2013	25,477,500	25,478	129,448	(234,625)	(79,699)

Common shares issued for cash	6,000,000	6,000	114,000	-	120,000

Common shares and warrants issued for services	3,916,667	3,917	234,958	-	238,875

Common shares issued in satisfaction
of lender requirements	475,000	475	19,000	-	19,475

Common shares issued in satisfaction
of note payable	250,000	250	12,250	-	12,500

Net loss for the year	-	-	-	(333,141)	(333,141)

Balance, December 31, 2014	36,119,167	$36,120	$509,656	$(567,766)	$(21,990)

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

Cash flows from operating activities:

Net loss	$(333,141)	$(75,924)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	1,724	1,723
Prepayment penalty on convertible notes payable	16,250	-
Gain on settlement of debt	(22,961)	-
Issuance of common stock for loan guarantees	19,475	-
Stock and warrants issued for services	238,875	-
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(26,815)	-
Accounts payable and accrued liabilities	(6,119)	24,599

Net cash used by operating activities	(112,712)	(49,602)

Cash flows from investing activities:	-	-

Cash flows from financing activities:

Proceeds from notes payable	-	65,500
Payments on convertible notes payable	(48,750)	-
Proceeds from convertible notes payable	32,500	-
Common stock issued for cash	120,000	-

Net cash provided by financing activities	103,750	65,500

Net change in cash	(8,962)	15,898
Cash, beginning of period	19,675	3,777

Cash, end of period	$10,713	$19,675

Supplemental disclosure of cash flow information:
Interest paid	$19,034	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for settlemend of debt	$12,500	$-
Accrued interest waived by stockholders	$-	$40

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 1 – DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the "Company") was incorporated under the laws of the state of Nevada on January 19, 2011. The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the India market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a December 31 fiscal year-end.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements' estimates or assumptions could have a material impact on the Company's financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company's financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deposits

Deposits include a security deposit for office space located in Pittsburgh, PA.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The Company allocates 50% of its depreciation and amortization expenses to Cost of Sales.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Classification	Useful Lives
Furniture and fixtures	5-7 years
Computers and office equipment	3-5 years

Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the year ended December 31, 2014 and the period from inception on January 19, 2011 through December 31, 2013, respectively.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2014.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company records stock-based compensation at fair value as of the date of grant and recognizes the corresponding expense over the requisite service period (usually the vesting period), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company's stock or the expected future volatility. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 1,666,667 dilutive shares outstanding as of December 31, 2014.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.
Recently Adopted Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

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

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses through the year ended December 31, 2014 of $567,766. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from a note holder.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Computers and office equipment	$8,614	$8,614
Less: accumulated depreciation	(6,533)	(4,809)
Property and equipment, net	$2,081	$3,805

Depreciation expense included as a charge to income was $1,724 and $1,723 for the years ended December 31, 2014 and 2013, respectively.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 5 – NOTES PAYABLE

The components of notes payable at December 31, 2014 and 2013 are summarized in the table below:

	December 31, 2014	December 31, 2013
Note payable – 24% interest, unsecured and due January 2013 (1)	$4,500	$4,500
Line of credit payable – 2% interest, secured by the Company's President and due January 1, 2015. (2)	-	20,000
Note payable – repayable on February 28, 2014 with interest of $25,000, secured (3)	50,000	50,000
Convertible note payable – 8% interest due December 5, 2014 (4)	-	-
Total	$54,500	$74,500

(1)	In the event of nonpayment, by January 11, 2013, lender is entitled to receive 225,000 common shares of capital stock. As the loan was not paid off as of the maturity date, the Company issued 225,000 shares of common stock on October 7, 2014.

(2)	The Company may draw and repay the line of credit up to an outstanding of $25,000. On December 30, 2014, the full amount of principal and interest of the outstanding line of credit of $20,711 was paid through the issuance of 250,000 shares of common stock of the Company valued at $12,500. The fair value of the stock was $0.05 and was based on the trading price per share of the Company on the date of issuance. As such, the Company recognized a gain on settlement of debt upon issuance of $8,211.

(3)	Payment is guaranteed by the promise to issue 500,000 common shares of the Company's common stock.

(4)
The note bore interest at a rate of 8% per annum, was unsecured and had a maturity date on December 5, 2014. The note was convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to average of the lowest three trading prices for the common stock during the 10 trading  day period ending on the latest complete trading day prior to the conversion date. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 5 – NOTES PAYABLE (CONTINUED)

(4)	Continued – We have determined that the conversion feature of the note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. The value of the derivative liability recorded at note origination was $45,926. The Company paid off the note, all accrued interest, as well as a $16,250 prepayment as of December 31, 2014.

NOTE 6 – STOCKHOLDERS' DEFICIT

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 36,119,167 and 25,477,500 shares of common stock issued and outstanding at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company sold 6,000,000 shares of common stock, for $0.02 per share, or total cash proceeds of $120,000.

During the year ended December 31, 2014, the Company issued 3,916,667 shares of common shares to various parties, for services rendered, as well as warrants to purchase 1,666,667 shares of common stock at $0.06 per share through December 1, 2019. The services were valued at $238,875 and was based on the fair value of stock and warrants issued on the date the shares were issued, which was an average of $0.03 per share.

On October 7, 2014, the Company issued 475,000 of its restricted common shares, to a lender, to fulfill the obligation to provide the lender with those shares if the loans were not repaid by their respective maturity dates, which shares were recorded at a fair value of $0.04 per share, charged to interest expense.  The fair value of the stock was based on the trading price per share of the Company on the date of issuance.  As such, the Company recognized a gain on settlement of debt upon issuance of $14,750.

On December 30, 2014, the Company issued 250,000 of its restricted common shares to liquidate a note payable of $20,000 plus accrued interest of $711. The fair value of the stock was $0.05 and was based on the trading price per share of the Company on the date of issuance. As such, the Company recognized a gain on settlement of debt upon issuance of $8,211.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 7 – STOCK PURCHASE WARRANTS

During the year ended December 31, 2014, the Company issued 1,666,667 warrants to creditors to acquire its common stock. In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

December 31, 2014

Risk-free interest rate	1.52%
Expected options life	2.50
Expected dividend yield	-
Expected price volatility	701%

A summary of the status of the Company's stock options as of December 31, 2014 and changes during the periods ended December 31, 2014 and 2013 is presented below:

Number of Warrants

Outstanding at December 31, 2013	-

Warrants granted	1,666,667
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at December 31, 2014	1,666,667
Exercisable at December 31, 2014	1,666,667

The following table summarizes information about options and warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	4.92	$0.06	1,666,667	$0.06
	1,666,667	4.92	$0.06	1,666,667	$0.06

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 8 – INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2014	December 31, 2013
Deferred tax asset:
Net operating loss carryforwards	$(198,718)	$(82,119)
Valuation allowance	198,718	82,119
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2014	December 31, 2013

Tax benefit at statutory rates	$(116,599)	$(26,574)
Change in valuation allowance	116,599	26,574
Net provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $281,606 as of December 31, 2014 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2014 and 2013 remains open to examination by federal tax authorities and other tax jurisdictions.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014 and 2013

NOTE 9 – LEASES

The Company maintains its principal office at 1524 Rhine Street, Pittsburgh, PA 15212, and has the option to lease more than 900 square feet of additional office space in Indore, Madhya Pradesh (India) for the research and development of its websites pursuant to a lease entered into on the Company's behalf.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Future minimum lease payments required under existing operating leases as of December 31, 2014 are as follows:

2015	$1,120
Thereafter	-
Total future minimum lease payments	$1,120

Rent expense was $2,333 and nil for the years ended December 31, 2014 and 2013, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On February 23, 2015, Donald Brophy and Michelle Reisz sold, the remaining $50,000 balance of their October 1, 2013 note, to an unrelated third party, Gold Coast Capital, LLC.  By Corporate resolution the note was amended to allow the holder to convert it into common shares at a 70% discount to that of the lowest intraday price as reported on the National Quotations Bureau for the previous 45 trading days.  In connection with the note assignment, the Company agreed to hold in reserve 5,000,000 shares of common stock as collateral.

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A   Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2014, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was ineffective.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B   Other Information

On October 1, 2014 our Company entered into a management agreement with a consultant whereby the consultant agreed to launch and manage television operations, with Crossings TV, during available night time hours.   The engagement commenced on October 1, 2014 and shall be in place for a period of not less than six months.
Our Company agreed to pay, 5,000,000 shares of its restricted common stock, to the consultant, at the value of $0.02 per share for the use of existing transmission equipment. On October 17, 2014 the Company issued 1,000,000 of the 5,000,000 shares.  In addition, the Company agreed to a nonrefundable advance of $40,000 to compensate Consultant for its labor, TV content costs, new software and new equipment. All equipment, content, and software to broadcast on the Channel shall remain the property of Consultant. The advance payment covers all expenses through the first quarter of 2015, and any additional expenses become the responsibility of the Consultant.
All inventions and intellectual property developed during Consultant's and Company's participation in this project will become the property of our Company.
Consultant and our Company shall share equally all net operating profits associated with the television operations described herein.

On January 21, 2015, Rohit Gangwal submitted his resignation as treasurer and director, to be effective January 31, 2015, to enable him to participate more fully in other interests.  He had no disagreement with the Company or other members of the Board of Directors and will continue to manage operations for websites and will also continue to be the Company technical advisor.

 PART III

Item 10 Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2014.

Name	Age	Position

Ashish Badjatia	45	President, Chief Executive and Financial Officer, Secretary and Director

Rohit Gangwal	35	Treasurer and Director

The biographies of each of the officer and directors are listed below and contain information regarding the person's service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Ashish Badjatia is the Company's President, Chief Executive and Financial Officer, Secretary and Director and is responsible for the day to day management of our Company, administrative functions, corporate filings and strategic evolution of its business. Mr. Badjatia devotes part time, 20 hours per week, to the business of IEC, with minimal external commitments. His other business commitments are related to a social media company, which we do not believe to be competitive with the business of IEC.  Mr. Badjatia brings over 18 years of a wide array of experiences ranging from social networking, international trade, global investment banking, outsourcing, proposal management, and entrepreneurship. Mr. Badjatia holds a Bachelor of Business Administration from the Williamson School of Management at Youngstown State University, and a Master of International Affairs (International Business & Finance and South Asian Affairs) from the School of International and Public Affairs at Columbia University. Additionally, he has taken executive coursework for Venture Capital and Private Equity at the Indian School of Business. In the past, Mr. Badjatia has served on the Board of the India Ohio Chamber of Commerce.  Mr. Badjatia's work experience includes the following:

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

Rohit Gangwal is the Company's Treasurer and Director.  Mr. Gangwal devotes part time, 20 hours per week, to the business of IEC, with minimal external commitments. His other business commitments include creating software for American and Indian clients, as well as basic websites that do not have ecommerce transactional functions.  We do not believe that these other business activities are competitive with the business of IEC.  Mr. Gangwal spends a majority of his time in the United States, but also occasionally works out of our office in India.  Mr. Gangwal has over 10 years of experience in the IT industry in Software Development, Web Application Development, Content Management, and Project Management. He is the founder of software development and IT consulting companies Covetus LLC, USA and Covetus Technologies Pvt. Ltd. India. (www.covetus.com), a leading technical innovator in software and web application development based in Dallas, Texas and Indore (MP), India with additional offices in Charlotte, North Carolina and Ujjain (MP), India. Before starting Covetus in 2005 Mr. Gangwal worked with various Companies in USA (John Deere, Verizon, Wolter Kluwer, Northwest Airlines, etc) and provided IT consulting services to various other US based Clients. Mr. Gangwal holds Master in Computer Science and Management from Devi Ahilya University, Indore, India and Masters in Computer Science from LAMARUniversity Beaumont, Texas.  Mr. Gangwal's work experience includes the following:

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

Directors

Our bylaws authorize no less than one (1) director. We currently have two directors.  It is the Company's intention to replace Mr. Gangwal, who resigned effective January 31, 2015 during the second quarter of 2015.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Advisory Board

In addition to its board of directors, the Company also has an informal "Advisory Board".  The members of the Advisory Board are uncompensated and have no official power or standing with the Company; they are available to provide advice to the Company upon request.  Advice is requested either by email or by telephone.  Only our officers and directors are permitted to request advice from the Advisory Board.

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

Sridhar Ganesan has 25 years of experience in Media, Telecom & Technology industries - developing/building businesses and organizations, raising capital from private and public markets, and managing operations during challenging times. As CFO of satellite radio provider WorldSpace, Sridhar participated in the Company's initial public offering and other financings.   Mr. Ganesan has published over 300 news and analytical business/economic articles in India and has managed a sales/distribution network team for newspapers.  Mr. Ganesan has been selected to be on the Advisory Board due to his as a former Chief Financial Officer for a NASDAQ listed company. Additionally, Mr. Ganesan has strong personal connections in the business community in India.

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

Item 11   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2013 and 2014:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	2014							35,050	35,050
Ashish Badjtia	2013							6,000	6,000

(1)

	2014								-

Rohit	2013								-
Gangwal
(2)

(1)	President, Chief Executive and Financial Officer, Secretary and Director
(2)	Treasurer and Director

Employment Agreements

On January 1, 2014 the Company entered into a twelve month employment agreement with its President, Chief Executive and Financial Officer, Secretary and Director to "facilitate everyday management of the Company.  The agreement requires payment of salary of $2,000 per month and is automatically renewable for one year increments unless canceled by either party.

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2014 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ashish Badjatia	-	-	-	-	-	-	-	-	-

Rohit Gangwal	-	-	-	-	-	-	-	-	-

Item 12   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2013.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownershhip	Percent of class

common	Ashish Badjatia	1,126,544	3.12%
	1524 Rhine Street, Pittsburgh, PA 15212

common	Rohit Gangwal	7,180,000	19.88%
	1524 Rhine Street, Pittsburgh, PA 15212

common	All officers and directors as a group(2)	8,306,544	23.00%

5% shareholders
common	Shaboom Media (1)
	1524 Rhine Street, Pittsburgh, PA 15212	5,000,000	13.84%

common	Neeraj Badjatia	4,000,000	11.07%
	1524 Rhine Street, Pittsburgh, PA 15212

common	Jeffrey Wateska IRA	4,000,000	11.07%
	1524 Rhine Street, Pittsburgh, PA 15212

common	Linda Hadley	3,000,000	8.31%
	1524 Rhine Street, Pittsburgh, PA 15212

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

Item 13   Certain Relationships and Related Transactions, and Director Independence

We currently operate with two directors, Ashish Badjatia and Rohit Gangwal. We have determined that neither of our directors is an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14   Principal Accounting Fees and Services
The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2014	$17,500	-	-	-
2013	$12,500	-	-	-

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

India Ecommerce Corporation

Date: April 15, 2015	/s/ Ashish Badjatia
Ashish Badjatia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	/s/ Ashish Badjatia
Ashish Badjatia Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

/s/ Rohit Gangwal
Date: April 15, 2015	Rohit Gangwal Treasurer and Director