Form 10-Q
period 2015-03-31
INDIA ECOMMERCE CORP
filed 2015-07-02
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-171572

India Ecommerce Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1524 Rhine Street, Pittsburgh, PA	15232
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:   50,079,156 shares of common stock as of June 29, 2015.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
March 31, 2015

PART I

Item 1     Financial Statements

INDIA ECOMMERCE CORPORATION
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash	$3,068	$10,713
Deposits	280	280
Prepaid expenses	-	27,625
Total current assets	3,348	38,618

Long term assets
Property and equipment, net	1,650	2,081
Total long term assets	1,650	2,081

Total assets	$4,998	$40,699

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,174	$8,189
Notes payable	4,500	54,500
Total current liabilities	15,674	62,689

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares authorized; 50,079,156 and 36,119,167 shares issued outstanding, respectively	50,080	36,120
Additional paid-in capital	662,398	509,656
Accumulated deficit	(723,154)	(567,766)
Total stockholders' deficit	(10,676)	(21,990)

Total liabilities and stockholders' deficit	$4,998	$40,699

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2015	2014

Revenue	$2,500	$4,000

Operating expenses
General and administrative	40,270	24,341
Depreciation	431	431
Total operating expenses	40,701	24,772

Net operating loss	38,201	20,772

Other income and expense
Debt discount	-	3,285
Change in derivative liability	15	26,591
Loss on extinguishment of debt	116,687	-
Interest expense	485	10,348
Total other income and expense	117,187	40,224

Loss before provision for income taxes	155,388	60,996

Net loss	$155,388	$60,996

Net loss per common share - basic and diluted	$0.0039	$0.0024

Weighted average common shares outstanding -
basic and diluted	39,363,542	25,477,500

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Cash Fows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:

Net loss	$(155,388)	(60,996)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	431	431
Amortization of prepaid expense	27,625	3,285
Loss on extinguishment of debt	116,687	4,500
Loss on change in derivative liability	15	26,591
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,985	(688)

Net cash used by operating activities	(7,645)	(26,877)

Cash flows from investing activities:	-	-

Cash flows from financing activities:

Payments on convertible notes payable	-	(25,000)
Proceeds from convertible notes payable	-	32,500

Net cash provided by financing activities	-	7,500

Net change in cash	(7,645)	(9,029)
Cash, beginning of period	10,713	19,675

Cash, end of period	$3,068	$10,646

Non-cash investing and financing activities:
Common stock issued for settlement of debt and derivative liability	$116,702	$-

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the "Company") was incorporated under the laws of the state of Nevada on January 19, 2011. The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the India market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim financial statements of India Ecommerce Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 contained in the Company's Form 10 K originally filed with the Securities and Exchange Commission on April 15, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements' estimates or assumptions could have a material impact on the Company's financial condition and results of operations during the period in which such changes occurred.
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

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2015

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
Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the three months ended March 31, 2015 and March 31, 2014, respectively.
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
The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2015 and December 31, 2014.
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
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
During the three months ended the Company's derivative liability was considered a level 2 financial instrument. See Note 5, for disclosures related to determining the fair market value of the derivative liability. As of March 31, 2015, the Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2015

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
Loss per Common Share
Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares outstanding as of March 31, 2015.
Recently Adopted Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in previous years it had been in the development stage.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.
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

NOTE 3 – GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses through March 31, 2015 of $723,154. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.
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

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2015

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2015 and 2014:

	March 31,
	2015	2014
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(6,964)	(6,523)
Equipment - net	$1,650	$2,091

Depreciation expense included as a charge to income was $431 for the three months ended March 31, 2015 and March 31, 2014, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

On October 1, 2003 the Company issued a notes payable in the amount of $50,000 repayable on or before February 28, 2014.
On February 23, 2015, the holders of the note executed a Securities Exchange Agreement whereby they sold the note to a third unrelated party.  Simultaneously, the Company amended the note to include a conversion feature equal to a 70% discount of the lowest intraday quoted price for the previous 45 trading days as traded on the National Quotations Bureau.  No additional fees were charged to the Company.

The new note contained a modification which rendered it substantially different from the original note.  Therefore, a loss from debt extinguishment is recognized for the difference in the fair value of the reacquisition price (including non-monetary assets) given up and the carrying value of the original instrument (instrument extinguished).

During the period from February 23, 2015 through March 23, 2015, the Company issued 13,959,989 of its common shares to repay the entire $50,000 balance of the note payable.  Due to the variable conversion price, the Company recorded a derivative liability in connection with the convertible note payable.

The Company valued the derivative liability, consisting primarily of the embedded conversion feature of the convertible debt, at issuance at fair value and revalues its derivative financial instruments at each conversion date.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using the Black-Scholes option pricing model. The average inputs (or assumptions) the Company used to value the derivative liabilities at issuance and conversions during the period ended March 31, 2015 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 109%
(3) risk-free interest rate of 0.52%
(4) expected life of 0.4 years, and
(5) estimated fair value of the Company's common stock of $0.015 per share.

The components of notes payable at March 31, 2015 and December 31, 2014 are summarized in the table below:
	March 31,	December 31,
	2015	2014
Note payable – 24% interest, unsecured and due January 2013	$4,500	$4,500
Note payable – repayable on February 28, 2014 with interest of $25,000, secured	-	50,000
	$4,500	$54,500

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2015

NOTE 6 – STOCKHOLDERS' DEFICIT

Between February 23, 2015 and March 23, 2015 the Company issued 13,959,989 of its restricted common shares to liquidate a note payable of $50,000.  The shares were issued at an average price of $0.0036 per share
The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 50,079,156 and 36,119,167 shares of common stock issued and outstanding at March 31, 2015 and December 31, 2014 respectively.
During the year ended December 31, 2014, the Company sold 6,000,000 shares of common stock, for $0.02 per share, or total cash proceeds of $120,000.
During the year ended December 31, 2014, the Company issued 4,166,667 shares of common shares to various parties, for services rendered, as well as warrants to purchase 1,666,667 shares of common stock at $0.06 per share through December 1, 2019. The services were valued at $249,125 and was based on the fair value of stock and warrants issued on the date the shares were issued, which was an average of $0.06 per share.

On October 7, 2014, the Company issued 225,000 of its restricted common shares, to a lender, to fulfill the obligation to provide the lender with those shares if the loan was not repaid by January 11, 2013, which shares were recorded at a fair value of $0.05 per share, charged to interest expense.

On December 31, 2014, the Company recorded stock subscriptions payable for 500,000 shares of common shares, to a lender, to fulfill the obligation to provide the lender with those shares as the loan was not repaid by its maturity date of February 28, 2014, which shares were recorded at a fair value of $0.05 per share, charged to interest expense.

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

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2015

A summary of the status of the Company's stock options as of March 31, 2015 and changes during the periods ended December 31, 2014 and March 31, 2015 is presented below:
Number of Warrants

Outstanding at December 31, 2013	-

Warrants granted	1,666,667
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at December 31, 2014	1,666,667
Exercisable at December 31, 2014	1,666,667
The following table summarizes information about options and warrants as of March 31, 2015:
	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	4.67	$0.06	1,666,667	$0.06
	1,666,667	4.67	$0.06	1,666,667	$0.06

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and has not identified any reportable events.

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

History and Overview

India Ecommerce Corporation (“we,” “our,” “us,” or “the Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada.

Plan of Operations

We are in the business of developing, promoting distribution, and managing television networks, television productions and ecommerce websites/mobile applications, targeting a wide-ranging marketplace in the United States and in India in both the consumer and business marketplace. Our goal is to push our television and online services into the marketplace in a quick and efficient manner to capture first mover advantages, and to acquire a user/viewer/subscriber base from which we can build our proprietary ecommerce solutions.

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

HRelate experienced rapid growth in Q1, and it is expected that the website will reach page view targets to qualify for expanded marketing efforts sometime in Q3.

Zootout

Our partnership with Zootout continued in Q1. Zootout.com is an up and coming website in India focused on events as a location-based directory in India. We will continue to aide Zootout with their technologies and functionality. Zootout will launch mobile apps for the iPhone, Android, and Windows throughout the second quarter of 2015, and has successfully begun its marketing push for paid subscribers at the end of Q1.

ePerty

ePerty.com continues to struggle to find an audience and will undergo a major overhaul throughout the next two quarters

Television

We signed a contract to jointly manage television operations with Jeffrey Martin Global Media, LLC. This operation launched in early February 2015, in three major markets (San Francisco, Chicago and Seattle) in the United States, and is expected to produce revenues towards the end of Q2. The joint venture is doing business as "uknowme." In following quarters, we will expand our reach to other television markets in the United States.

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

Research and Development

The core of our business model is to develop and modify websites and television for the global Indian population. Websites and mobile applications need continuous attention and refinement. We plan to diversify our service offerings and develop mobile applications for each of our website properties.

Television also requires development. Our company will continue to raise capital to fund television property development, and expand into original content production, as well as advertisement production.

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

We have identified top-level advertising salespeople in both the United States and in India that we can add to our team upon receiving funding. We view this as very important to our overall strategy.

Recruiting top level personnel will be aided by share based compensation tied to overall performance.

Executive cash compensation will be minimal due to their equity stakes with our Company. Key executive operations, such as Finance and Human Resources will be outsourced until a full time presence is necessary.

Change of Director and Officer

On January 31, 2015, Rohit Gangwal, resigned from his position as a Director and Officer for the Company. This was a planned departure, and at least one new Director will be announced in Q3.

Subsidiaries

We do not currently have any subsidiaries.

Results of Operations

We are in the business of developing, promoting distribution, and managing television networks, television productions and ecommerce websites/mobile applications, targeting a wide-ranging marketplace in the United States and in India in both the consumer and business marketplace.  The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended March 31, 2015 and 2014

We are in our infancy stage and have yet to generate revenue from our core business model.  However, we have earned revenue from providing internet and web consulting services and during the three months ended March 31, 2015 we did earn $2,500 of revenue compared to $4,000 during the three months ended March 31, 2014. Our total expenses during this period were general and administrative expense of $40,270 as opposed to $24,341 for the three months ended March 31, 2015 and 2014, respectively; depreciation expense of $431 in each of the periods; $485 interest expense for the three  months ended March 31, 2015 as opposed to $10,348 for the same period in 2014.  We also incurred non-cash expenses of $116,702 with regard to the repayment of a convertible loan. General and administrative overhead increased due to the cost of developing and implementing our business plan.  Interest cost decreased due to the repayment of loans and the conversion of debt to equity.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we used cash in the amount of $7,645 for operating activities compared to $16,529 for the three months ended March 31, 2014. Cash used in operating activity during the three months ended March 31, 2015 included a net loss of $155,388 compared to a net loss of $60, 996 for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2015 included non-cash depreciation expense of $431; amortization of prepaid expenses of $27,625; a charge of $116,687 as the loss on extinguishment of debt related to a $50,000 note payable. The net loss for the three months ended March 31, 2014 was $60,996 which included non-cash depreciation of $431; amortization of prepaid expenses of $3,285; a charge of $4,500 for the cost of common stock issued for services; accrued interest of $10,348; a charge of $26,591 for the change in a derivative liability.  Accounts payable increased by $2,985 for the three months ended March 31, 2015 compared to a decrease of $688 for the three months ended March 31, 2014.

Investing Activities

We did not use any cash resources for investing activities during the three months ended March 31, 2015 or for the three months ended March 31, 2014.

Financing Activities

There was no financing activity during the three months ended March 31,2015 compared to the three months ended March 31,  2014, when we received proceeds from notes payable in the amount of $32,500 and repaid notes payable in the amount of $25,000 for net cash provided by financing activities of $7,500.  The $32,500 loan plus a prepayment penalty of $16,250 was repaid during the same period.

Going Concern

During the three months, ended March 31, 2015, we incurred a net loss of $155,388, which included a non-cash discount and an extinguishment of debt cost to account for restricted common shares issued at $0.0036, to repay a $50,000 note payable.  We have an accumulated deficit of $723,154 since inception.  We are in the early stage of operations, and have, only, recently commenced generating revenue which amounted to $2,500 during the three months ended March 31, 2015 compared to $4,000 for the three months ended March 31, 2014. We will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management's plan, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that we will be successful in raising such financing.

During the period ended March 31, 2014, the Company issued a Convertible Promissory Note, to a lender, in the amount of $32,500. The note had an interest rate of 8% per annum, was unsecured and matured December 5, 2014. The note was convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to average of the lowest three trading prices for the Common Stock during the 10 trading  day period ending on the latest complete trading  day prior to the conversion date. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.  The note was repaid, on September 8, 2014, with cash, including a prepayment penalty of $16,250.

Other than our lines of credit, we currently do not have any other arrangements for financing and we may not be able to obtain the financing required. Obtaining additional financing would be subject to a number of factors, including our ability to attract investments prior to consistent revenue generation, and thereafter our ability to grow our brand and for success in our market.  We may also require additional financing to sustain our business operations if we are not successful in earning significant revenues once our business plan is enacted.

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

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3     Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4     Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

India Ecommerce Corporation

Date: July 1, 2015	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)