Form 10-Q
period 2015-06-30
INDIA ECOMMERCE CORP
filed 2015-08-14
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 50,079,156 shares of common stock as of August 13, 2015.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
June 30, 2015

PART I

Item 1     Financial Statements

INDIA ECOMMERCE CORPORATION
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$18,163	$10,713
Deposits	-	280
Prepaid expenses	-	27,625
Total current assets	18,163	38,618

Long term assets
Property and equipment, net	1,219	2,081
Total long term assets	1,219	2,081

Total assets	$19,382	$40,699

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$16,693	$8,189
Customer deposits	22,376	-
Notes payable	4,500	54,500
Total current liabilities	43,569	62,689

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares
authorized; 50,079,156 and 36,119,167 shares issued
outstanding, respectively	50,080	36,120
Additional paid-in capital	662,398	509,656
Accumulated deficit	(736,665)	(567,766)
Total stockholders' deficit	(24,187)	(21,990)

Total liabilities and stockholders' deficit	$19,382	$40,699

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$5,000	$8,375	$7,500	$12,375

Operating expenses
General and administrative	17,992	18,330	58,694	43,102
Total operating expenses	17,992	18,330	58,694	43,102

Net operating loss	(12,992)	(9,955)	(51,194)	(30,727)

Other income and expense
Debt discount	-	10,677	-	13,962
Change in derivative liability	-	-	15	26,591
Loss on extinguishment of debt	-	-	116,687	-
Interest expense	519	1,164	1,004	11,512
Total other income and expense	519	11,841	117,706	52,065

Loss before provision for income taxes	(13,511)	(21,796)	(168,899)	(82,792)

Net loss	$(13,511)	$(21,796)	$(168,899)	$(82,792)

Net loss per common share - basic and diluted	$(0.000)	$(0.001)	$(0.004)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	50,079,156	25,477,500	44,750,950	25,477,500

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Cash Fows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:	$(168,899)	$(82,791)

Net loss
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Depreciation	862	862
Amortization of prepaid expenses	27,625	-
Amortization of debt discount	-	13,962
Loss on extinguishment of debt	116,687	4,500
Accrued interest on notes payable	-	11,512
Change in derivative liability	15	26,591
Changes in operating assets and liabilities:
Refund (payment) of rental deposit	280	(280)
Customer deposit	22,376	-
Accounts payable and accrued liabilities	8,504	1,561

Net cash used by operating activities	7,450	(24,083)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Payments on convertible notes payable	-	(25,000)
Proceeds from convertible notes payable	-	32,500

Net cash provided by financing activities	-	7,500

Net change in cash	7,450	(16,583)
Cash, beginning of period	10,713	19,675

Cash, end of period	$18,163	3,092

Non-cash Investing and Financing Activities:
Stock issued for settlement of debt and derivative liability	$166,702	$-

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

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

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-lived Assets

 The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the six months ended June 30, 2015 and June 30, 2014, respectively.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2015 and December 31, 2014.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

During the six months ended the Company's derivative liability was considered a level 2 financial instrument. See Note 6, for disclosures related to determining the fair market value of the derivative liability. As of June 30, 2015, the Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

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

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  1,666,667 anti-dilutive shares were outstanding as of June 30, 2015, were excluded from that classification due to their anti-dilutive nature.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses through June 30, 2015 of $736,665. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2015 and 2014:

	June 30,
	2015	2014
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(7,395)	(5,671)
Equipment - net	$1,219	$2,943

Depreciation expense included as a charge to income of $862 for the six months ended June 30, 2015 and June 30, 2014, respectively.

NOTE 5 – CUSTOMER DEPOSIT

On May 7, 2015 the Company entered into a six month exclusive, confidential consulting agreement with a client to provide the client with services designed to launch and manage certain television operations, including the purchase and configuration of the equipment necessary to do so.  Because the final total cost of such purchases isn't certain and until such time as the contract purchases have been completed, the Company has determined that the fee minus any expenditures would be disclosed as a customer deposit.

NOTE 6– NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

On October 1, 2003 the Company issued a notes payable in the amount of $50,000.repayable on or before February 28, 2014.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

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

During the period from February 23, 2015 through March 23, 2015, the Company issued
13,959,989 of its common shares to repay the entire $50,000 balance of the note payable.  Due to the variable conversion price, the Company recorded a derivative liability in connection with the convertible note payable, which was extinguished upon issuance of the common shares.  The Company recorded a loss on extinguishment of debt in the amount of $116,687 as a result of this transaction.

The Company valued the derivative liability, consisting primarily of the embedded conversion feature of the convertible debt, at issuance at fair value and revalues its derivative financial instruments at each conversion date.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using the Black-Scholes option pricing model. The average inputs (or assumptions) the Company used to value the derivative liabilities at issuance and conversions during the period ended June 30, 2015 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 109%
(3) risk-free interest rate of 0.52%
(4) expected life of 0.4 years, and
(5) estimated fair value of the Company's common stock of $0.015 per share.

The components of notes payable at June 30, 2015 and December 31, 2014 are summarized in the table below:

	June 30,	December 31,
	2015	2014
Note payable – 24% interest, unsecured and due January 2013 (1)	$4,500	$4,500
Note payable – repayable on February 28, 2014 with interest of $25,000, secured (2)	-	50,000
	$4,500	$54,500

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

NOTE 7 – STOCKHOLDERS' DEFICIT

Between February 23, 2015 and March 23, 2015 the Company issued 13,959,989 of its restricted common shares to convert a note payable of $50,000 and $116,702 of derivative liability.  The shares were issued at an average price of $0.0036 per share

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 50,079,156 and 36,119,167 shares of common stock issued and outstanding at June 30, 2015 and December 31, 2014 respectively.

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

NOTE 8 – STOCK PURCHASE WARRANTS

During the year ended December 31, 2014, the Company issued 1,666,667 warrants to creditors to acquire its common stock. In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2015

December 31, 2014

Risk-free interest rate	1.52%
Expected options life	2.50
Expected dividend yield	-
Expected price volatility	701%

A summary of the status of the Company's stock options as of June 30, 2015 and changes during the periods ended December 31, 2014 and June 30, 2015 is presented below:

Number of Warrants

Outstanding at December 31, 2013	-

Warrants granted	1,666,667
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at December 31, 2014	1,666,667
Exercisable at December 31, 2014	1,666,667

The following table summarizes information about options and warrants as of June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	4.92	$0.06	1,666,667	$0.06
	1,666,667	4.92	$0.06	1,666,667	$0.06

NOTE 9– SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and has not identified any reportable events.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute "forward-looking statements".  Forward-looking statements may also be made in our other reports filed with or furnished to the United States Securities and Exchange Commission (the "SEC") and in other documents.  In addition, through our management we may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely" and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update or revise any forward-looking statements.

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

Three and six months ended June 30, 2015 and 2014

We are in our infancy stage and have generated minimal revenue from our core business model.  However, we have earned revenue from providing internet and web consulting services during the three and six months ended June 30, 2015. We earned $5,000 of revenue compared to $8,375 during the three months ended June 30, 2015 and the same period in 2014, and $7,500 compared to $12,375 for the six months ended June 30, 2015 and 2914. Our total expenses during those periods were general and administrative expense of $17,992 as compared to $18,330 for the three months ended June 30, 2015 and 2014, respectively; including depreciation expense of $431 in each of the periods; $519 interest expense for the three months ended June 30, 2015 as compared to $1,164 for the same period in 2014.  Our general and administrative expenses were $58,694 compared to $43,102 including depreciation expense of $862 in each six month period plus interest charges of $1,004 compared to $11,512 during the six months ended June 30 2015 and 2014, respectively. We also incurred non-cash expenses of $116,702 with regard to the repayment of a convertible loan. General and administrative overhead increased due to the cost of developing and implementing our business plan.  Interest cost decreased due to the repayment of loans and the conversion of debt to equity.

Liquidity and Capital Resources

During the six months ended June 30, 2015, we generated cash in the amount of $7,450 from operating activities compared to utilizing cash of $24,084 for the six months ended June 30, 2014. Cash used in operating activity during the six months ended June 30, 2015 included a net loss of $168,899 compared to a net loss of $82,792 for the six months ended June 30. 2014. The net loss for the six months ended June 30, 2015 included non-cash depreciation expense of $862; a charge of $116,687 as the loss on extinguishment of debt related to a $50,000 note payable. The net loss for the six months ended June 30, 2014 was $82,792 which included non-cash depreciation of $862; amortization of prepaid expenses of $13,963; a charge of $4,500 for the cost of common stock issued for services; accrued interest of $11,512; a charge of $15 for the change in a derivative liability.  Accounts payable increased by $26,187 for the six months ended June 30, 2015 compared to an increase of $1,561 for the six months ended June 30, 2014.

Investing Activities

We did not use any cash resources for investing activities during the six months ended June 30, 2015 or for the six months ended June 30, 2014.

Financing Activities

There was no financing activity during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, when we received proceeds from notes payable in the amount of $32,500 and repaid notes payable in the amount of $25,000 for net cash provided by financing activities of $7,500.  The $32,500 loan plus a prepayment penalty of $16,250 was repaid during the same period.

Going Concern

During the six months, ended June 30, 2015, we incurred a net loss of $168,899, which included a non-cash discount and an extinguishment of debt cost to account for restricted common shares issued at $0.0036, to repay a $50,000 note payable.  We have an accumulated deficit of $736,665 since inception.  We are in the early stage of operations, and have, only, recently commenced generating revenue which amounted to $7,500 for the six months ended June 30, 2015 compared to $12,375 for the six months ended June 30, 2014. We will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

During the period ended June 30, 2014, the Company issued a Convertible Promissory Note, to a lender, in the amount of $32,500. The note had an interest rate of 8% per annum, was unsecured and matured December 5, 2014. The note was convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to average of the lowest three trading prices for the Common Stock during the 10 trading  day period ending on the latest complete trading  day prior to the conversion date. The Company recorded a discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.  The note was repaid, on September 8, 2014, with cash, including a prepayment penalty of $16,250.

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
On May 7, 2015 the Company entered into a six month exclusive, confidential consulting agreement with a client to provide the client with services designed to launch and manage certain television operations, including the purchase and configuration of the equipment necessary to do so.  Because the final total cost of such purchases isn't certain and until such time as the contract purchases have been completed, the Company has determined that the fee minus any expenditures would be disclosed as a customer deposit.

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

India Ecommerce Corporation

Date: August 13, 2015	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)