Form 10-Q
period 2015-09-30
INDIA ECOMMERCE CORP
filed 2015-11-23
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 50,079,156 shares of common stock as of  November 20, 2015.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
September 30, 2015

PART I

Item 1     Financial Statements

INDIA ECOMMERCE CORPORATION
Condensed Balance Sheets
	September 30.	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$1,208	$10,713
Deposits	-	280
Prepaid expenses	-	27,625
Total current assets	1,208	38,618

Long term assets
Property and equipment, net	788	2,081
Total long term assets	788	2,081

Total assets	$1,996	$40,699

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$22,249	$8,189
Notes payable	4,500	54,500
Total current liabilities	26,749	62,689

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares
authorized; 50,079,156 and 36,119,167 shares issued
outstanding, respectively	50,080	36,120
Additional paid-in capital	662,398	509,656
Accumulated deficit	(737,231)	(567,766)
Total stockholders' deficit	(24,753)	(21,990)

Total liabilities and stockholders' deficit	$1,996	$40,699

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$22,327	$5,700	$29,827	$18,075
	22,327	5,700	29,827	18,075
Operating expenses
General and administrative	21,906	6,466	81,030	49,567
Total operating expenses	21,906	6,466	81,030	49,567

Profit (Loss) from operations	421	(766)	(51,203)	(31,492)

Other income (expense)
Penalty on notes payable	-	16,250	-	16,250
Amortization of note discoun	-	-	-	13,962
Change in derivative liability	-	(26,591)	15	-
Loss on extinguishement	-	-	116,687	-
Interest expense	556	1,040	1,560	12,552
Total other (income) expense	556	(9,301)	118,262	42,764

Loss for the period	$(135)	$(8,535)	$(169,465)	$(74,256)

Net loss per common share - basic and diluted	#DIV/0!	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	50,079,156	26,423,152	46,546,536	25,797,353

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Cash Fows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(169,465)	$(74,256)
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Amortization of prepaid expenses	27,625	-
Amortization of debt discount	-	13,962
Common stock issued for loan guarantee	-	4,500
Depreciation	1,293	1,293
Change in derivative liability	15
Loss on extinguishment of debt	116,687	-
Penalty on repayment of note payable	-	16,250
Changes in operating assets and liabilities:
Refund (payment) of rental deposit	280	(280)
Accounts payable and accrued liabilities	14,060	(32,790)
Net cash used by operating activities	(9,505)	(71,321)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	60,000
Payments on convertible notes payable	-	(32,500)
Proceeds from convertible notes payable	-	32,500
Net cash provided by financing activities	-	60,000

Net change in cash	(9,505)	(11,321)
Cash, beginning of period	10,713	19,675

Cash, end of period	$1,208	8,354

Supplemental disclosure of cash flow information:
Interest paid	$-	$42,546
Non-cash Investing and Financing Activities:
Stock issued for settlement of debt and derivative liability	$166,702	$-

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015

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
September 30, 2015

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

Impairment of Long-lived Assets

 The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the nine months ended September 30, 2015 and September 30, 2014, respectively.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2015 and December 31, 2014.

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

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were potentially, no dilutive shares outstanding as of September 30, 2015.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses through September 30, 2015 of $737,231. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(7,826)	(6,102)
Equipment - net	$788	$2,512

Depreciation expense included as a charge to income of $1,293 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

NOTE 5 – CUSTOMER DEPOSIT

On May 7, 2015 the Company entered into a nine month exclusive, confidential consulting agreement with a client to provide the client with services designed to launch and manage certain television operations, including the purchase and configuration of the equipment necessary to do so.  Because the final total cost of such purchases isn't certain and until such time as the contract purchases have been completed, the Company has determined that the fee minus any expenditures would be disclosed as a customer deposit.  The contract was fulfilled during the three months ended September 30, 2015 and the net proceeds were reported as income.

NOTE 6– NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

On October 1, 2003 the Company issued a notes payable in the amount of $50,000.repayable on or before February 28, 2014.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015

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

The Company valued the derivative liability, consisting primarily of the embedded conversion feature of the convertible debt, at issuance at fair value and revalues its derivative financial instruments at each conversion date.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using the Black-Scholes option pricing model. The average inputs (or assumptions) the Company used to value the derivative liabilities at issuance and conversions during the period ended June 30, 2015 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 109%
(3) risk-free interest rate of 0.52%
(4) expected life of 0.4 years, and
(5) estimated fair value of the Company's common stock of $0.015 per share.

The components of notes payable at September 30, 2015 and December 31, 2014 are summarized in the table below:
	September 30,	December 31,
	2015	2014
Note payable – 24% interest, unsecured and due January 2013 (1)	$4,500	$4,500
Note payable – repayable on February 28, 2014 with interest of $25,000, secured (2)	-	50,000
	$4,500	$54,500

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
September 30, 2015

NOTE 7 – STOCKHOLDERS' DEFICIT

Between February 23, 2015 and March 23, 2015 the Company issued 13,959,989 of its restricted common shares to convert a note payable of $50,000 and $116,702 of derivative liability.  The shares were issued at an average price of $0.0036 per share

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 50,079,156 and 36,119,167 shares of common stock issued and outstanding at September 30, 2015 and December 31, 2014 respectively.

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

During the three months ended March 31, 2015, the Company issued 13,959,989 common shares, at variable costs, to repay a convertible note in the amount of $50,000.

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
September 30, 2015

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

The following table summarizes information about options and warrants as of September 30, 2015:

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

Through a partnership with Jeffrey Martin Global Media, LLC, a TV production and management company, India Ecommerce Corporation began operating under the brand name "uknowme," for television operations. The Company will continue to grow its Television business under this brand.

Nyooz and Hrelate

 The Company is repositioning its website properties NyoozFlix.com and HRelate.com to eventually focus on television content development to accompany these sites rather than continue technical and day-to-day management of the websites. This will allow the Company to focus more on ecommerce opportunities. This repositioning will be completed in Q4.

Zootout
Our partnership with Zootout continued in Q3. Zootout.com is an up and coming website in India focused on events as a location-based directory in India. We will continue to aide Zootout with their technologies and functionality. In Q3, Zootout launched new technologies to improve real-time communications between businesses and the public.

ePerty

All Company work on ePerty.com has stopped due to continued technical issues and lack of audience. This website will no longer be developed and operated by India Ecommerce Corporation.

Television
 We signed a contract to jointly manage television operations with Jeffrey Martin Global Media, LLC. This operation launched in the United States, and after technical delays in Q2 and Q3, is expected to produce revenues towards the middle of Q4. The joint venture is doing business as "uknowme." In following quarters, we will expand our reach to other television markets in the United States.

 Third Party Marketing

 Through partnerships, we will be marketing third party products and services both on television and online. We launched this in the second quarter of 2015 and revenues started in Q3 for StealthCard, which was sold on Amazon.com. Sales volumes for the StealthCard have steadily increased month-to-month. The Company is evaluating adding other such product lines.

Research and Development

The core of our business model is to develop and ecommerce-related websites and television content. Websites and mobile applications need continuous attention and refinement. We plan to diversify our service offerings and develop mobile applications for each of our website properties.

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

Change of Director and Officer

On January 31, 2015, Rohit Gangwal, resigned from his position as a Director and Officer for the Company. This was a planned departure, and a planned new Director announcement in Q3 has been delayed until the candidate fulfills previous contractual commitments.

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

Three and nine months ended September 30, 2015 and 2014

We are in our infancy stage and have generated minimal revenue from our core business model.  However, we have earned revenue from providing internet and web consulting services during the three and nine months ended September 30, 2015. We earned $22,237 of revenue compared to $5,700 during the three months ended September 30, 2015 and the same period in 2014, and $29,827 compared to $18,075 for the nine months ended September 30, 2015 and 2014. The increase in revenue was due to the completion of the contract that had previously being disclosed as a customer deposit.  Our total expenses during those periods were general and administrative expense of $21,906 as compared to $6,466 for the six months ended September 30, 2015 and 2014, respectively; including depreciation expense of $431 in each of the periods; $556 interest expense for the three months ended September 30, 2015 as compared to $1,040 for the same period in 2014.  Our general and administrative expenses were $81,030 compared to $49,567 including depreciation expense of $1293 in each nine month period plus interest charges of $1,560 compared to $12,552 during the nine months ended September 30 2015 and 2014, respectively. We also incurred non-cash expenses of $116,702 with regard to the repayment of a convertible loan. General and administrative overhead increased due to the cost of developing and implementing our business plan and the cost of retaining consulting expertise to complete contracted work.  Interest cost decreased due to the repayment of loans and the conversion of debt to equity.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, we utilized cash in the amount of $9,505 from operating activities compared to utilizing cash of $71,321 for the nine months ended September 30, 2014.  The reduction in cash utilized during the nine months ended September 30, 2015 was primarily due to overhead and operational reductions.  Cash used in operating activity during the nine months ended September 30, 2015 included a net loss of $169,466 compared to a net loss of $74,256 for the nine months ended September 30, 2014. The net loss for the nine months ended September 30, 2015 included non-cash depreciation expense of $1,203; a charge of $116,702 as the loss on extinguishment of debt related to a $50,000 note payable. The net loss for the nine months ended September 30, 2014 was $74,256 which included non-cash depreciation of $1,293; a charge of $4,500 for the cost of common stock issued for services; interest expense of $11,512.  Accounts payable increased by $14,060 for the nine months ended September 30, 2015 compared to a decrease of $32,790 for the nine months ended September 30, 2014.

Investing Activities

We did not use any cash resources for investing activities during the nine months ended September 30, 2015 or for the nine months ended September 30, 2014.

We did not use any cash resources for investing activities during the six months ended June 30, 2015 or for the six months ended June 30, 2014.

Financing Activities

There was no financing activity during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, when we received proceeds from notes payable in the amount of $32,500, sold common stock for $60,000 and repaid notes payable in the amount of $32,500 for net cash provided by financing activities of $60,000.  The $32,500 loan plus a prepayment penalty of $16,250 was repaid during the same period.

Going Concern

During the nine months, ended September 30, 2015, we incurred a net loss of $169,466, which included a non-cash discount and an extinguishment of debt cost to account for restricted common shares issued at $0.0036, to repay a $50,000 note payable.  We have an accumulated deficit of $737,232 since inception.  We are in the early stage of operations, and have, only, recently commenced generating revenue which amounted to $29,827 for the nine months ended September 30, 2015 compared to $18,075 for the nine months ended September 30, 2014. We will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

On May 7, 2015 the Company entered into a six month exclusive, confidential consulting agreement with a client to provide the client with services designed to launch and manage certain television operations, including the purchase and configuration of the equipment necessary to do so.  Because the final total cost of such purchases isn't certain and until such time as the contract purchases have been completed, the Company has determined that the fee minus any expenditures would be disclosed as a customer deposit.  The contract was completed during the three months ended September 30, 2015 and the net proceed were recorded as sales income.

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

Revenue Recognition

The Company has generated its initial revenue, from consulting and other services, during the nine months ended September 30, 2015.

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

India Ecommerce Corporation

Date: November 23, 2015	/s/ Ashish Badjatia
Ashish Badjatia President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)