Form 10-K
period 2015-12-31
INDIA ECOMMERCE CORP
filed 2016-04-13
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $429,866 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 62,079,156 shares of common stock as of March 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2015

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

Item 1.   Business

Overview

India Ecommerce Corporation ("we," "our," "us," or "the Company") was incorporated on January 19, 2011 under the laws of the State of Nevada.

We are in the business of managing advertising on television networks and to leverage the user/viewing base in part to promote our own ecommerce efforts.

 India Ecommerce Corporation manages advertising through a partnership with Jeffrey Martin Global Media, LLC, a TV production and management company, and we are marketing our products both online and through television advertising.

Nyooz and HRelate

The Company will begin work on NyoozFlix and HRelate television content development to allow the Company to focus more on ecommerce opportunities.

Television

During 2015, the Company has  proceeded, with Jeffrey Martin Global Media LLC, on the contract to jointly manage television operations.  However, revenues continue to be hampered by poor viewership. Due to results below expectations, the renewal and continuation of our entire "unknowme" television programming partnership will be reevaluated in 2016.

Third Party Marketing

 Sales volumes on Amazon.com for the StealthCard have steadily increased month-to-month, and the Company will continue marketing this product on Amazon.com. The Company is evaluating adding other such product lines.

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

Item 1A .   Risk Factors

Not required for a smaller reporting company.

Item 1B.   Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.   Properties

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

Item 3.   Legal Proceedings

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

2015 Fiscal Year	Bid Price
	Hi	Low
March 31, 2015	$0.0042	$0.0056
June 30, 2015	$0.0044	$0.0044
September 30, 2015	$0.0046	$0.0046
December 31, 2015	$0.005	$0.005

2014 Fiscal Year
March 31, 2014	$0.140	$0.140
June 30, 2014	$0.070	$0.070
September 30, 2014	$0.041	$0.041
December 31, 2014	$0.050	$0.050

On March 31, 2016, the closing price for the common stock on the OTCQB was $0.01 per share.

Holders

As of December 31, 2015, we had 62 holders, of record, of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.   Selected Financial Data

Not required for smaller reporting companies.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

For the years ended December 31, 2015 and 2014:

We did not generate any revenue during the period from January 19, 2011 (inception) to December 31, 2013.  During this stage, we were focused, primarily, on corporate organization, the initial public offering and the development of our business plan.  As the business plan began to solidify, we generated revenue of $44,094 and $19,575 during the years ended December 31, 2015 and 2014 respectively.  The increase in revenue was due to the acquisition, in 2015, of a new consulting contract and the sales of a product, which was not available in 2014.

Total expenses for the year ended December 31, 2015 were $221,891 compared to $352,716 for the year ended December 31, 2014.  General and administrative expenses decreased to $94,143 during the year ended December 31, 2015 compared to $309,410 for the year ended December 31, 2014.   Depreciation was $1,724 and $1,724 for each year respectively.  Interest expense was $2,149 and $64,543 for the years ended December 31, 2015 and 2014, respectively. The decreases are due to the decreased activity as our business plan matured. By focusing on fewer new activities the Company was able to reduce costs, particularly those that involved the retention of outsourced services.  During 2015 the Company paid $35,250 for outside services compared to $111,250 during 2014.  During 2015 the Company recorded a loss on extinguishment of $116,687 to repay a note payable through the issuance of common stock.

Our accumulated deficit on December 31, 2015 was $745,563 compared to $567,766 on December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015 we had current assets of $8,856, current liabilities of $42,298 and a working capital deficit of $33,442 as compared to current assets of $38,618, current liabilities of $62,689 and a working capital deficit of $24,071 at December 31, 2014.  The increase in the working capital deficit is due to the utilization of existing funds and other current assets to pay for overhead and to not generating replacement funding.

Cash Flows from Operation Activities

During the year ended December 31, 2015, the Company used $8,947, for operating activities, compared to $112,712   for the year ended December 31, 2014.  For the year ended December 31, 2015, cash used in operating activities included a net loss of $177,797 compared to a net loss of $333,141 for the year ended December 31, 2014. For the year ended December 31, 2015, depreciation expense was $1,724 and interest paid was nil, compared to depreciation expense of $1,724 and interest expense of $19,034 for the year ended December 31, 2014.  During the year ended December 31, 2014 the Company issued common restricted shares for services and loan guarantees in the amount of $238,875 which were included in the net loss; prepaid expense increased by $26,815 and accounts payable decreased by $6,119 compared to an increase in accounts payable and accrued liabilities of $29,609 and a decrease in accounts receivable of $7,090 for the year ended December 31, 2015.  The loss of $177,797 included the cost $116,687 for repaying a convertible loan.

During the years ended December 31, 2015 and December 31, 2014, there were no investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2014 the Company received proceeds, from a convertible note payable, of $32,500 which was repaid, with cash, during the year, including a penalty of $16,250.  The company also sold 6,000,000 restricted common shares for a total of $120,000 during the year ended December 31, 2014 and repaid $48,750 of convertible notes. During the year ended December 31, 2015, there were no financing activities.

Going Concern

The Company incurred a net loss of $177,797 for the year ended December 31, 2015 and $333,141 for the year ended December 31, 2014 and has an accumulated net loss of $745,563 at December 31, 2015 and $567,766 at December 31, 2014.  The Company is still developing its business model and has only generated minimal revenue of $$44,094 during the year ended December 31, 2015 and 19,575 during the year ended December 31, 2014, and anticipates that it will continue to generate losses, until its business plan matures, in the near future.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data

See F-1.

INDIA ECOMMERCE CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS

For the Years Ended
December 31, 2015 and 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets	F-4

Statements of Operations	F56

Statements of Stockholders' Deficit	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 through F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
India Ecommerce Corporation

We have audited the accompanying balance sheets of India Ecommerce Corporation as of December 31, 2015 and 2014, and the related statements of income, stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2015. India Ecommerce Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India Ecommerce Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred accumulated net losses through December 31, 2015 of $745,563. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 13, 2016

INDIA ECOMMERCE CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Current assets
Cash	$1,766	$10,713
Accounts receivable	7,090	-
Deposits	-	280
Prepaid expenses	-	27,625
Total current assets	8,856	38,618

Long term assets
Property and equipment, net	357	2,081
Total long term assets	357	2,081

Total assets	$9,213	$40,699

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$37,798	$8,189
Notes payable	-	54,500
Notes payable, related party	4,500	-
Total current liabilities	42,298	62,689

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares
authorized; 50,079,156 and 36,119,167 shares issued
outstanding, respectively	50,080	36,120
Additional paid-in capital	662,398	509,656
Accumulated deficit	(745,563)	(567,766)
Total stockholders' deficit	(33,085)	(21,990)

Total liabilities and stockholders' deficit	$9,213	$40,699

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014
Revenue
Consulting fees	$29,827	$19,575
Commissions	14,267	-
Total revenue	44,094	19,575

Operating expenses
Costs of revenues	7,173	-
Depreciation	1,724	1,724
General and administrative	94,143	309,410
Total operating expenses	103,040	311,134

(Loss) from operations	(58,946)	(291,559)

Other (income) expense
Loss on extinguishement	116,687	-
Loss on derivative liability	15	-
Gain on settlement of debt	-	(22,961)
Interest expense	2,149	64,543
Total other expense	118,851	41,582

Loss for the period	$(177,797)	$(333,141)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	47,436,950	27,417,728

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2013	25,477,500	$25,478	$129,448	$(234,625)	$(79,699)

Common shares issued for cash	6,000,000	6,000	114,000	-	120,000
Common shares issued in satisfaction of note payable	250,000	250	12,250		12,500
Common shares issued in satisfaction of lender requirements	475,000	475	19,000	-	19,475
Common shares issued for consulting services	3,916,667	3,917	234,958	-	238,875
Net loss for rhe year				(333,141)	(333,141)
Balance, December 31, 2014	36,119,167	$36,120	$509,656	$(567,766)	$(21,990)

Common shares issued in satisfaction of note payable	13,959,989	13,960	152,742	-	166,702
Net loss for the year	-	-	-	(177,797)	(177,797)

Balance, December 31, 2015	50,079,156	$50,080	$662,398	$(745,563)	$(33,085)

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(177,797)	$(333,141)
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Amortization of prepaid expenses	27,625	-
Common stock issued for loan guarantees	-	19,475
Common stock and warrants issued for services	-	238,875
Depreciation	1,724	1,724
Gain on settlement of debt	-	(22,961)
Change in derivative liability	15	-
Loss on extinguishment of debt	116,687	-
Penalty on repayment of note payable	-	16,250
Changes in operating assets and liabilities:
Deposits and prepaid expenses	-	(26,815)
Accounts receivable	(7,090)	-
Accounts payable and accrued liabilities	29,609	(6,119)
Refund of rental deposit	280	-
Net cash used by operating activities	(8,947)	(112,712)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Payments on convertible notes payable	-	(48,750)
Proceeds from sale of common stock	-	120,000
Proceeds from convertible notes payable	-	32,500
Net cash provided by financing activities	-	103,750

Net change in cash	(8,947)	(8,962)
Cash, beginning of period	10,713	19,675

Cash, end of period	$1,766	10,713

Supplemental disclosure of cash flow information:
Interest paid	$-	$19,034
Non-cash Investing and Financing Activities:
Stock issued for settlement of debt and derivative liability	$166,702	$12,500

See accompanying notes to financial statements

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 1 – DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the "Company") was incorporated under the laws of the state of Nevada on January 19, 2011. The Company plans to build, promote and manage a multitude of ecommerce properties, in both website and mobile application formats, for the India market.  While the business plan is maturing the Company will earn revenue, utilizing management's technical electronic disciplines, selling computer related products over the internet.

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
DECEMBER 31, 2015 and 2014

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

Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable. Revenue, from the sale of products, is recognized upon receipt from the internet vendor of the month's transactions.

Consulting revenue is earned by providing intellectual internet oriented professional services on a contractual basis, usually paid for in advance.  If the scope of the engagement exceeds the Company's abilities, part or all of the project may be outsourced to a third party that possess the necessary disciplines.

Other revenue is generated through the sale of products, in which case, the Company will purchase inventory and resell it over the Internet.

During 2015 the Company earned $29,827 from consulting services, provided to clients, for Internet based projects and $14,267 for product sales generated through an Amazon web site.  Because the Company utilizes an independent third party as a partner in the product sales venture, the Company records, only, its share of the revenue and deducts the inventory cost as cost of sales.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the year ended December 31, 2015 and December 31, 2014, respectively.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2015 and December 31, 2014.

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
DECEMBER 31, 2015 and 2014

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Specifically, the Company reclassified depreciation expense to disclose it as a separate line item.

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were potentially, no dilutive shares outstanding as of December 31, 2015.
Recently Adopted Accounting Pronouncement
There are no recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses through December 31, 2015 of $745,563. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Computers and office equipment	$8,614	$8,614
Less: accumulated depreciation	(8,257)	(6,533)
Property and equipment, net	$357	$2,081

Depreciation expense included as a charge to income of $1,724 for the year ended December 31, 2015 and December 31, 2014, respectively.

NOTE 5 – CUSTOMER DEPOSIT

On May 7, 2015 the Company entered into a nine month exclusive, confidential consulting agreement with a client to provide the client with services designed to launch and manage certain television operations, including the purchase and configuration of the equipment necessary to do so.  Because the final total cost of such purchases isn't certain and until such time as the contract purchases have been completed, the Company has determined that the fee minus any expenditures would be disclosed as a customer deposit.  The contract was fulfilled, in accordance with the contractual agreement, during the three months ended September 30, 2015 and the net proceeds were reported as income.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 6 – CONTINGENCIES

On December 21, 2014 the Company signed an agreement, with a vendor, to become an exclusive distributor for the vendor's product.  The agreement included a clause that, in order to maintain the exclusive distributorship, the Company would have to purchase and pay, each quarter, for 10,000 units of the vendor's product. The Company did not attain that quantity of purchases but does believe, other than the loss of the exclusivity franchise, it has no additional or future liability.

NOTE 7 – NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

On October 1, 2003 the Company issued a note payable in the amount of $50,000.repayable on or before February 28, 2014.

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

The Company valued the derivative liability, consisting primarily of the embedded conversion feature of the convertible debt, at issuance at fair value and revalues its derivative financial instruments at each conversion date.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using the Black-Scholes option pricing model. The average inputs (or assumptions) the Company used to value the derivative liabilities at issuance and conversions during the period ended December 31, 2015 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 109%
(3) risk-free interest rate of 0.52%
(4) expected life of 0.0 years, and
(5) estimated fair value of the Company's common stock of $0.015 per share.

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 7 – NOTES PAYABLE (CONTINUED)

The components of notes payable at December 31, 2015 and December 31, 2014 are summarized in the table below:
	December 31,	December 31,
	2015	2014
Related party note payable – 24% interest, unsecured and due January 2013	$4,500	$-
Notes payable	-	54,500
	$4,500	$54,500

NOTE 8 – RELATED PARTY NOTE PAYABLE

During 2015, the Company President purchased, from the holder, a note payable in the amount of $4,500, which note, is now disclosed as a related party note payable.

NOTE 9 – STOCKHOLDERS' DEFICIT

Between February 23, 2015 and March 23, 2015 the Company issued 13,959,989 of its restricted common shares to convert a note payable of $50,000 and $116,702 of derivative liability.  The shares were issued at an average price of $0.0036 per share.

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 50,079,156 and 36,119,167 shares of common stock issued and outstanding at December 31, 2015 and December 31, 2014 respectively.

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

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 10 – STOCK PURCHASE WARRANTS

During the year ended December 31, 2014, the Company issued 1,666,667 warrants to creditors to acquire its common stock. In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

	December 31, 2014

Risk-free interest rate	1.52%
Expected options life	2.5	0
Expected dividend yield	-
Expected price volatility	701%

A summary of the status of the Company's stock options as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

Number of Warrants

Outstanding at December 31, 2013	-

Warrants granted during year ended December 31, 2014	1,666,667
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at December 31, 2015	1,666,667
Exercisable at December 31, 2015	1,666,667

The following table summarizes information about options and warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	3.92	$0.06	1,666,667	$0.06
	1,666,667	3.92	$0.06	1,666,667	$0.06

INDIA ECOMMERCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 11 – INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2015	December 31, 2014
Deferred tax asset:
Net operating loss carryforwards	$(260,947)	$(198,718)
Valuation allowance	260,947	198,718
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2015	December 31, 2014

Tax benefit at statutory rates	$(62,229)	$(116,599)
Change in valuation allowance	62,229	116,599
Net provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $459,403 as of December 31, 2015 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2015 and 2014 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 12 – SUBSEQUENT EVENTS

On March 7, 2016, the Company sold, for cash, 12,000,000 shares to two non-related individuals for $0.0025 per share or a total of $30,000.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2015, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

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

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2015.

Name	Age	Position

Ashish Badjatia	46	President, Chief Executive and Financial Officer, Secretary and Director

The biography of of the officer and director listed below and contain information regarding the person's service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Ashish Badjatia is the Company's President, Chief Executive and Financial Officer, Secretary and Director and is responsible for the day to day management of our Company, administrative functions, corporate filings and strategic evolution of its business..  Mr. Badjatia brings over 20 years of a wide array of experiences ranging from social networking, international trade, global investment banking, outsourcing, proposal management, and entrepreneurship. Mr. Badjatia holds a Bachelor of Business Administration from the Williamson School of Management at Youngstown State University, and a Master of International Affairs (International Business & Finance and South Asian Affairs) from the School of International and Public Affairs at Columbia University. Additionally, he has taken executive coursework for Venture Capital and Private Equity at the Indian School of Business. In the past, Mr. Badjatia has served on the Board of the India Ohio Chamber of Commerce.  Mr. Badjatia's work experience includes the following:

January 2011 to Current:	CEO to India Ecommerce Corporation
January 2012 to November 2014	Consultant to Carmolex, Inc.
February 2011 to March 2013	Consultant to ITW Sexton
February 2011 to January 2013	Consultant to CIMA Software Corporation
December 2009 to May 2011	Director of Operations of MenuExplorer.com, Inc.
February 2008 to December 2009	Co-founder of Limelight Group LLC
September 1999 to December 2008	Founder of Monsoon LLC
March 2005 to December 2006	Director of Mortgage Sales Services of Money Tree Financial Corp/Trinity Partners
September 2002 to December 2005	Business Development Executive of 3SG Corporation
June 1996 to September 1996	Investment Banking Associate at Morgan Stanley India
January 1992 to September 1993	Co-founder of The YYZ Concern, Inc.

Directors

Our bylaws authorize no less than one (1) director. We currently have two directors.  It is the Company's intention to replace Mr. Gangwal, who resigned effective January 31, 2015 during the first quarter of 2016.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11.   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2013 and 2014:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	2014	-	-	-	-	-	-	35,050	35,050
Ashish Badjtia	2015						-	34,450	34,450
		-	-	-	-	-
(1)

	2014	-	-	-	-	-	-	-	-

Rohit	2015	-	-	-	-	-	-	-	-
Gangwal
(2)

(1)	President, Chief Executive and Financial Officer, Secretary and Director
(2)	Treasurer and Director – resigned January 2015

Employment Agreements

On January 1, 2015 the Company entered into a twelve month employment agreement with its President, Chief Executive and Financial Officer, Secretary and Director to "facilitate everyday management of the Company.  The agreement requires payment of salary of $2,500 per month and is automatically renewable for one year increments unless canceled by either party.

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2014 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ashish Badjatia	-	-	-	-	-	-	-	-	-

Rohit Gangwal	-	-	-	-	-	-	-	-	-

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2015.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

common	Ashish Badjatia	1,126,544	2.25%
	1524 Rhine Street, Pittsburgh, PA 15212

common	All officers and directors as a group (2)	1,126,544	2.25%

5% shareholders
common	Shaboom Media (1)
	1524 Rhine Street, Pittsburgh, PA 15212	5,000,000	9.98%

common	Neeraj Badjatia	4,000,000	7.99%
	1524 Rhine Street, Pittsburgh, PA 15212

common	Jeffrey Wateska IRA	4,000,000	7.99%
	1524 Rhine Street, Pittsburgh, PA 15212

common	Linda Hadley	3,000,000	5.99%
	1524 Rhine Street, Pittsburgh, PA 15212

common	Rohit Gangwal (2) 1524 Rhine Street, Pittsburgh, PA 15212	7,180,000	14.34%

Common	All 5% shareholders	23,180,000	46.29%

(1)	Andrew Bachman is the natural person who exercises voting and/or dispositive powers over the common stock owned by Shaboom Media.
(2)	Rohit Gangwal resigned as a director and officer in January 2015.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We currently operate with one director, Ashish Badjatia.. We have determined that our director is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related		All Other
Year	Audit Fees	Fees	Tax Fees	Fees
2014	$17,500	-	-	-
2015	$14,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

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

India Ecommerce Corporation

Date: April 13, 2016	/s/ Ashish Badjatia
Ashish Badjatia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2016	/s/ Ashish Badjatia
Ashish Badjatia Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)