Form 10-Q
period 2016-03-31
INDIA ECOMMERCE CORP
filed 2016-05-17
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 62,129,156 shares of common stock as of May 16, 2016.

INDIA ECOMMERCE CORPORATION
FOR THE FISCAL QUARTER ENDED
March 31, 2016

PART I

Item 1     Financial Statements

INDIA ECOMMERCE CORPORATION
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash	$20,103	$1,766
Accounts receivable	-	7,090
Total current assets	20,103	8,856

Long term assets
Property and equipment, net	-	357
Total long term assets	-	357

Total assets	$20,103	$9,213

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$46,117	$37,798
Notes payable, related party	4,500	4,500
Total current liabilities	50,617	42,298

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares
authorized; 62,129,156 and 50,079,156 shares issued
outstanding, respectively	62,080	50,080
Common stock to be issued	50	-
Additional paid-in capital	680,853	662,398
Accumulated deficit	(773,497)	(745,563)
Total stockholders' deficit	(30,514)	(33,085)

Total liabilities and stockholders' deficit	$20,103	$9,213

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Operations
(unaudited)

	For the Three nonths Ended
	March 31,
	2016	2015
Revenue
Consulting fees	$-	$2,500
Commissions	7,217	-
Total revenue	7,217	2,500

Operating expenses
Costs of revenues	3,322	-
Depreciation	357	431
General and administrative	31,202	40,270
Total operating expenses	34,881	40,701

Net operating loss	(27,663)	(38,201)

Other expense
Loss on extinguishement of debt	-	116,687
Change in derivative liability	-	15
Interest expense	269	485
Total other expense	269	117,187

Loss before provision for income taxes	27,932	155,388

Net loss	$27,932	$155,388

Net loss per common share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding -
basic and diluted	53,771,464	39,363,542

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Condensed Statements of Cash Fows
(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(27,932)	$(155,388)
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Amortization of prepaid expenses	-	27,625
Common stock to be issued for services	505	-
Depreciation	357	431
Loss on change in derivative liability	-	15
Loss on extinguishment of debt	-	116,687
Changes in operating assets and liabilities:
Accounts receivable	7,090	-
Accounts payable and accrued liabilities	8,317	2,985
Net cash used by operating activities	(11,663)	(7,645)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	30,000	-
Net cash provided by financing activities	30,000	-

Net change in cash	18,337	(7,645)
Cash, beginning of period	1,766	10,713

Cash, end of period	$20,103	$3,068

Non-cash Investing and Financing Activities:
Stock issued for settlement of debt and derivative liability	$-	$116,702

See accompanying notes to unaudited condensed financial statements

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2016

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
For the three months ended March 31, 2016

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

During the three months ended March 31, 2016, the Company earned no revenue from consulting services, provided to clients, and $7,217 for Internet based product sales generated through an Amazon web site.  Because the Company utilizes an independent third party as a partner in the product sales venture, the Company records, only, its share of the revenue and deducts the inventory cost as cost of sales.

Impairment of Long-lived Assets

 The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2016 and December 31, 2015.

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were potentially, no dilutive shares outstanding as of March 31, 2016.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses through March 31, 2016 of $773,497. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

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

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2016

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	March 31,	December 31,
	2016	2015
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(8,614)	(8,257)
Equipment - net	$-	$357

Depreciation expense included as a charge to income of $357 for the three months ended March 31, 2016 and $431 for the three months ended March 31, 2015, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 7, 2016, the Company sold 6,000,000 common shares to, each of, two individuals, for a total consideration of $30,000 cash.  On March 10, 2016, the Board of Directors appointed, these individuals, Messrs. Jim Kiles and Paul Overby to the two vacant positions on the Company's Board of Directors.  Mr. Kiles was also appointed President and Chief Executive Officer in the place of Ashish Badjatia, who resigned as President and CEO.  Mr. Overby was appointed Chief Stratergy Officer.

NOTE 6– NOTES PAYABLE

The components of notes payable at March 31, 2016 and are summarized in the table below:

	March 31,	December 31,
	2016	2015
Note payable – 24% interest, unsecured and due January 2013	$4,500	$4,500
	$4,500	$4,500

NOTE 7 – STOCK PURCHASE WARRANTS

A summary of the status of the Company's stock options as of March 31, 2016 and changes during the three months ended March 31, 2016 is presented below:

Number of Warrants

Outstanding at December 31, 2015	1,666,667

Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at March 31, 2016	1,666,667
Exercisable at March 31, 2016	1,666,667

INDIA ECOMMERCE CORPORATION
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2016

NOTE 7 – STOCK PURCHASE WARRANTS (CONTINUED)

The following table summarizes information about options and warrants as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	3.67	$0.06	1,666,667	$0.06
	1,666,667	3.67	$0.06	1,666,667	$0.06

NOTE 8 – STOCKHOLDERS' DEFICIT

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 62,079,156 and 50,079,156 shares of common stock issued and outstanding at March 31, 2016 and December 31, 2015.

On March 3, 2016 the Company sold, for cash of $30,000, 12,000,000 shares of common stock, at a cost of $0.0025 per share.

On March 29, 2016 the Company entered into a contract with an independent consultant to provide marketing and communications advise.  The Company is obligated to issue 50,000 common shares within 14 days of signing the agreement and 25,000 shares at the end of each subsequent quarter until the contract is terminated.  The 50,000 were recorded at a cost of $0.0101 or $505.

NOTE 9– SUBSEQUENT EVENTS

On March 11, 2016, the Company completed a merger with Ystrategies Corp., a wholly owned subsidiary incorporated in the State of Nevada, resulting in a corporate name change of the Company to Ystrategies Corp.  The corporate name change, as well as a 1 for 10 reverse stock split, and a new trading symbol will become effective upon final approval by Finra, which approval has not been received as of May 11, 2016.

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

History and Overview

India Ecommerce Corporation ("we," "our," "us," or "the Company") was incorporated on January 19, 2011 under the laws of the State of Nevada.

Plan of Operations

We have altered our business plan to focus on commercialization efforts to assist clients in high value technology environments. Further development in this area will continue in the near term. The Company issued an 8-K on March 11, 2016 to formally change the name of the company to Ystrategies Corp, subject to FINRA approval, which has yet to be received.

Television

During 2015, the Company proceeded with its contract, with Jeffrey Martin Global Media, LLC., to jointly manage television operations.  However, revenues continue to be hampered by poor viewership. Due to results below expectations, the Company did not renew its "unknowme" television programming partnership in the quarter ended March 31, 2016.

Third Party Marketing

Due to increased competition, our contract for marketing the StealthCard will not be renewed after March 31, 2016. We are actively evaluating other product lines.

Intellectual Property

We have no patents or other protection for our intellectual property, and will rely on copyrights, trademarks, and corporate secrecy for protection for the foreseeable future.

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

Executive cash compensation will be minimal due to their equity stakes in our Company. Key executive operations, such as Finance and Human Resources will be outsourced until a full time presence is necessary.

Change of Directors and Officers

On January 31, 2015, Rohit Gangwal, resigned from his position as a Director and Officer for the Company. This was a planned departure.  Mr. Gangwal had no disagreement with the Company or its Board of Directors.

On March 10, 2016, Ashish Badjatia resigned as President and Chief Executive Officer.  There were no disagreements between the Company and Mr. Badjatia, who will retain his positions as Chief Operating Officer, Secretary and Treasurer and Director.

On March 10, 2016, the Company's Board of Directors appointed Jim Kiles as a Director, President and Chief Executive Officer and Paul Overby as a Director, and to the newly formed position of Chief Strategy Officer.

Subsidiaries

We do not currently have any subsidiaries.

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

We have generated minimal revenue from our core business model.  However, we have earned revenue from providing internet and web consulting services, and internet sales during the three months ended March 31, 2016 and 2015. We earned $7,217 in commissions, from the sale of products over the internet, during the quarter ended March 31, 2016 compared to $2,500, generated from consulting services, during the same quarter ended March 31, 2015.  Internet sales had not commenced until the last quarter of 2015, so there were no such commissions earned during the three months ended March 31, 2015.  Consulting contracts cover a variety of circumstances and needs and only become available from potential clients on an "as needed" basis.  No such contracts were entered into during the three months ended March 31, 2016.

Our total expenses during those periods included administrative and general costs of $31,202, cost of revenue of $3,322, depreciation of $357 and interest of $269 for the three months ended March 31, 2016 compared to general and administrative costs of $40,270, depreciation of $431 and interest of $485, plus non-cash costs of extinguishment of debt of $116,687 and a change in derivative liability of $15 for the three months ended March 31, 2015.  Interest cost decreased due to the repayment of loans and the conversion of debt to equity.  Net cash used, by operating activities, during the three months ended March 31, 2016 was $11,663 compared to $7,645 for the three months ended March 31, 2015.  The additional cash utilized was the result of increased general and administrative overhead less cash provided by the collection of accounts receivable of $7,090 and increase in accounts payable of $5,332 from the 2015 three months as compared to the same three months of 2016.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we utilized cash in the amount of $11,663 for operating activities compared to utilizing cash of $7,645 for the three months ended March 31, 2015.   Cash used in operating activity during the three months ended March 31, 2016 included a net loss of $27,932 compared to a net loss of $155,388 for the three months ended March 31, 2015. The net loss for the three months ended March 31, 2016 included non-cash depreciation expense of $357, and a charge of $505 for consulting fees.  Accounts receivable decreased by $7,090 and accounts payable increased by $8,317.  During the three months ended March 31, 2015 the net loss of $155,388 included the amortization of prepaid expenses of $27,625, depreciation of $431, a loss on derivative liability of $15, a charge of $116,687 as the loss on extinguishment of debt related to a $50,000 note payable and an increase in accounts payable of $2,985.

Investing Activities

We did not use any cash resources for investing activities during the three months ended March 31, 2016 and nor the three months ended March 31, 2015.

Financing Activities

During the three months ended March 31, 2016 the Company generated $30,000 from the sale of common shares compared to no such activity during the three months ended March 31, 2015.

Going Concern

During the three months, ended March 31, 2016, we incurred a net loss of $27,932, which included a non-cash depreciation cost of $357, cost of revenue of $3,322 and general and administrative costs of $31,202. We have an accumulated deficit of $773,497 since inception.  We are in the early stage of operations, and have, only, recently commenced generating revenue which amounted to $7,217 for the three months ended March 31, 2016 compared to $2,500 for the three months ended March 31, 2015. We will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

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

 Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable. During the three months ended March 31, 2016, the Company earned $4,889 for product sales generated through the Amazon web site.

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

Item 4     Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the year ended December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1     Legal Proceedings

None.

Item 1A     Risk Factors

Not required for a smaller reporting company.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2016 the Company sold, for cash, 12,000,000 common shares to two individuals for $0.0025 per share for a total of $30,000,000.

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

India Ecommerce Corporation

Date: May 16, 2016	/s/ Jim Kiles
Jim Kiles President and CEO