Form 10-Q
period 2016-06-30
YSTRATEGIES CORP.
filed 2016-08-16
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-171572

Ystrategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1524 Rhine Street, Pittsburgh, PA	15206
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (412) 450-0028

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ♦☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,532,915 shares of common stock as of August 15, 2016.

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
FOR THE FISCAL QUARTER ENDED
June 30, 2016

PART I

Item 1     Financial Statements

YSTRATERGIES CORP.
(formerly India Ecommerce Corporation)

Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash	$8,804	$1,766
Accounts receivable	-	7,090
Total current assets	8,804	8,856

Long term assets
Property and equipment, net	-	357
Total long term assets	-	357

Total assets	$8,804	$9,213

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$54,201	$37,798
Notes payable, related party	4,500	4,500
Total current liabilities	58,701	42,298

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares
authorized; 13,532,915 and 5,007,916 shares issued
outstanding, respectively	13,534	5,008
Common stock to be issued	-	-
Additional paid-in capital	2,629,572	707,470
Accumulated deficit	(2,693,003)	(745,563)
Total stockholders' deficit	(49,897)	(33,085)

Total liabilities and stockholders' deficit	$8,804	$9,213

(See accompanying notes to unaudited financial statements)

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)

Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Consulting fees	$-	$5,000	$-	7,500
Commissions	1,363	-	8,580	-
Total revenue	1,363	5,000	8,580	7,500

Operating expenses
Costs of revenues	644	-	3,966	-
Depreciation	-	431	357	862
General and administrative	1,919,570	17,561	1,950,772	57,832
Total operating expenses	1,920,214	17,992	1,955,095	58,694

Net operating loss	(1,918,851)	(12,992)	(1,946,515)	(51,194)

Other expense
Loss on extinguishement of debt	-	-	-	116,687
Change in derivative liability	-	-	-	15
Interest expense	656	519	925	1,004
Total other expense	656	519	925	117,706

Loss before provision for income taxes	(1,919,507)	(13,511)	(1,947,440)	(168,900)

Net loss	$(1,919,507)	$(13,511)	$(1,947,440)	$(168,900)

Net loss per common share -
basic and diluted	$(0.23)	$(0.00)	$(0.28)	$(0.04)
Weighted average common shares outstanding -
basic and diluted	8,454,344	5,007,916	6,942,119	4,475,095

(See accompanying notes to unaudited financial statements)

YSTRATERGIES CORP
(formerly India Ecommerce Corporation)

 Statements of Cash Flow
(unaudited)

	For the six months ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,947,440)	$(168,900)
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Amortization of prepaid expenses	-	27,625
Common stock issued for services	1,900,628	-
Change in derivative liability	-	15
Depreciation	357	862
Loss on change in derivative liability
Loss on extinguishment of debt	-	116,687
Changes in operating assets and liabilities:
Accounts receivable	7,090	-
Accounts payable and accrued liabilities	16,403	8,504
Customer deposit	-	22,377
Refund of rental deposit	-	280
Net cash used by operating activities	(22,962)	7,450

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	30,000	-
Net cash provided by financing activities	30,000	-

Net change in cash	7,038	7,450
Cash, beginning of period	1,766	10,713

Cash, end of period	$8,804	$18,163

Non-cash Investing and Financing Activities:
Stock issued for settlement of debt and derivative liability	$-	$166,702

 (See accompanying notes to unaudited  financial statements)

YSTRAGERGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the six months ended June30, 2016
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

India Ecommerce Corporation (the "Company") located in Pittsburgh PA was incorporated under the laws of the state of Nevada on January 19, 2011.  India Ecommerce Corporation (the "Company") located in Pittsburgh PA was incorporated under the laws of the state of Nevada on January 19, 2011.  On March 9, 2016, the Company completed a merger with its wholly owned subsidiary, Ystrategies Corp., a Nevada corporation, which was incorporated solely to effect a change of name.  As a result, the Company changed its name from India Ecommerce Corporation to Ystrategies Corp.  The Company increased the scope of its business model to include the management of interests in technology platforms and growth businesses with strong intellectual properties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Ystratergies have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2015 and 2014 contained in the Company's Form 10-K originally filed with the Securities and Exchange Commission on April 13, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2015 and 2014 as reported in the Company's Form 10-K have been omitted.

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

YSTRAGERGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the six months ended June30, 2016
(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the six months ended June 30, 2016, the Company earned no revenue from consulting services, provided to clients, and $8,580 for Internet based product sales generated through an Amazon web site.  Because the Company utilizes an independent third party as a partner in this product sales venture, the Company records, only, its share of the revenue and deducts the inventory cost as cost of sales. Subsequent to June 30, 2016, the Company is no longer receiving revenue from Amazon.com. That source of revenue is auxiliary to the Company's overall business plan and there are no immediate plans to reinstate that activity.

Impairment of Long-lived Assets

 The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

YSTRAGERGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the six months ended June30, 2016
(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2016 and December 31, 2015.

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

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were potentially 715,192 dilutive shares outstanding as of June 30, 2016.

 Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

YSTRAGERGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the six months ended June30, 2016
(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2016, the Company incurred a net loss of $1,947,440 which included a deduction for stock based compensation of $1,900,628 and as of the same date has an accumulated deficit of $2,693,003.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations.

These steps include, but are not limited to: 1) develop a new business model which will provide sufficient revenue to become profitable; 2) focus on sales to minimize the need for capital; 3)  raise equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(8,614)	(8,257)
Equipment - net	$-	$357

Depreciation expense included as a charge to income of $357 for the six months ended June 30, 2016 and $862 for the six months ended June 30 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 29, 2016, the Company resolved to sell 600,000 post-split common shares to, each of, two individuals, for a total consideration of $30,000 cash, which was received on March 3, 2016.  On March 10, 2016, the Board of Directors appointed Messrs. Jim Kiles and Paul Overby to the two vacant positions on the Company's Board of Directors.  Mr. Kiles was also appointed President and Chief Executive Officer in the place of Ashish Badjatia, who resigned as President and CEO.  Mr. Overby was appointed Chief Strategy Officer.

On June 3, 2016 the Company issued 7,249,999 of its common restricted shares to seven individuals for past services provided as directors, officers and employees.  The shares were recorded at a cost of $0.26, each, for a total cost of $1,885,000.

On April 1, 2016, the Board of Directors passed a resolution to pay Ashish Badjatia, a director and chief operating officer, $3,000 per month as compensation for services to be rendered.

YSTRAGERGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the six months ended June30, 2016
(Unaudited)

NOTE 6 – NOTES PAYABLE

The components of notes payable at June 30, 2016 are summarized in the table below:

	March 31,	December 31,
	2016	2015
Related party note payable – 24% interest, unsecured and due January 2013	$4,500	$4,500
	$4,500	$4,500

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 14, 2016 the Company entered into a consulting agreement with an individual to provide marketing and consulting expertise.  The agreement required compensation of 50,000 common restricted shares, to be issued within fourteen days or receipt of FINRA approval to the corporate re-organization, and 25,000 common restricted shares, to be issued each quarter, thereafter, until terminated by either party.

NOTE 8 – STOCKHOLDERS' DEFICIT

Between February 23, 2015 and March 23, 2015 the Company issued 13,959,989 pre-reverse split and 139,600 post reverse split of its restricted common shares to convert a note payable of $50,000 and $116,702 of derivative liability.  The shares were issued at an average price of $0.0036 per share pre-reverse split and $0.36 per share post reverse split..

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 13,532,915 and 5,007,916 shares of post-split common stock issued and outstanding at June 30, 2016 and December 31, 2015, compared to 50,079,156 outstanding pre-reverse stock split at December 31, 2015.

On March 3, 2016 the Company received a cash payment of $30,000, for the sale of 12,000,000 pre-reverse split shares at a cost of $0.0025 per share or 1,200,000 post-reverse common shares, at a cost of $0.025 per share.

On June 3, 2016, the Company issued 7,249,999 common restricted shares to seven individuals, officers and directors, to compensate them for past services.  The shares were recorded at a cost of $0.26 per share for a total cost of $1,885,000.

On June 3, 2016, the Company approved the issuance of 50,000 common restricted shares to a consultant for services provided and to be provided.  The shares were recorded at a cost of $0.26 for a total cost of $13,000.

On June 30, 2016 the Company issued 25,000 common restricted shares to the same consultant for services rendered, recorded at a cost of $0.1051 or a total cost of $2,628.

YSTRAGERGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the six months ended June30, 2016
(Unaudited)

NOTE 9 – STOCK PURCHASE WARRANTS

During the year ended December 31, 2014, the Company issued 1,666,667 warrants to creditors to acquire its common stock. In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

December 31, 2014

Risk-free interest rate	1.52%
Expected options life	2.50
Expected dividend yield	-
Expected price volatility	701%

A summary of the status of the Company's stock options as of June 30, 2016 and changes during the six months ended June 30, 2016 is presented below:
Number of Warrants

Outstanding at December 31, 2015	1,666,667
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at June 30, 2016	1,666,667
Exercisable at June 30, 2016	1,666,667

The following table summarizes information about options and warrants as of June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	3.42	$0.06	1,666,667	$0.06
	1,666,667	3.42	$0.06	1,666,667	$0.06

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and has not identified any reportable events.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

History and Overview

Ystrategies Corp ("we," "our," "us," or "the Company") was incorporated as India Ecommerce Corporation on January 19, 2011 under the laws of the State of Nevada. On June 1, 2016, FINRA approved, effective June 3, 2016, our corporate action to change our Company name to Ystrategies Corp.

Plan of Operations

Ystrategies is in the business of managing interests in technology platforms and growth businesses with strong intellectual property positions. The Company acquires these interests through partnership and investment. Ystrategies' business is based on recurring revenues from technology platforms and sales of new energy efficiency and renewable energy products to businesses and consumers.

Ystratgies CEO, Jim Kiles, is leading the Company in implementing its new businesses model. Mr. Kiles is a former Intel Capital Managing Director and currently a Member of the Lawrence Livermore National Laboratory (LLNL) Industrial Advisory Board (for technology transfer) and Instructor in the Department of Energy's Energy Efficiency and Renewable Energy Office (EERE) Lab Corps Program.

 The Ystrategies team will work with motivated scientist-entrepreneurs identified by its senior management and will utilize proven market based analysis to deliver quality investments.  The Company will provide strategic support to portfolio businesses as they accelerate growth through important partnerships and build sales momentum with high quality customers.

Intellectual Property

We currently have no patents or other protection for our intellectual property, and will rely on copyrights, trademarks, and corporate secrecy for protection for the foreseeable future.

Directors and Officers

On March 10, 2016, the Company's Board of Directors appointed Jim Kiles as the new Chief Executive Officer, and Paul Overby to the newly formed Chief Strategy Officer position. Both Mr. Kiles and Mr. Overby will also serve on the Board of Directors for the Company, with Mr. Kiles assuming the role of Chairman of the Board of Directors.

Employees

On March 29, 2016 the Company signed a consulting agreement with Neil Cohen, whereby Mr. Cohen, as Vice President of Marketing, will provide senior marketing and communications consulting services.  Mr. Cohen's compensation consists of 50,000 shares delivered subsequent to FINRA approval of the reverse stock split, received on June 3, 2016, plus an additional 25,000 common restricted shares, to be delivered at the end of each fiscal quarter commencing June 30, 2016.

On June 10, 2016, the Company appointed Robert Petchel the Senior Vice President of Project Development.
We expect to maintain a small staff on our payroll so that we can be nimble and effective. To accomplish this goal, we expect to employ contract employees for our initial projects.

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

We have generated minimal revenue from our core business model.  However, during the six months ended June 30, 2016, we earned revenue of $8,580 from internet sales compared to no revenue during the same six months in 2015. We had no revenue during the six months ended June 30, 2016 compared to $7,500, generated from consulting services, during the six months ended June 30, 2015.   Consulting contracts cover a variety of circumstances and needs and only become available from potential clients on an "as needed" basis.  No such contracts were entered into during the six months ended June 30, 2016.

Our total operating expenses of $1,955,095 during the six months ended June 30, 2016, consisted of administrative and general costs of $1,950,772, which included stock based compensation of $1,900,628, cost of revenue of $3,966, and depreciation of $357, compared to total operating expenses of $58,694 consisting of general and administrative costs of $57,832 and depreciation of $862 for the same six months in 2015. Interest cost for the six months ended June 30, 2016 decreased, as a result of loan repayment, to $925 from $1,004 for the six months ended June 30, 2015. There were no costs of extinguishment or change in liability during the six months ended June 30, 2016 compared to $116,687 and $15 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Net cash used, by operating activities, during the six months ended June 30, 2016 was $22,962 compared to cash provided of $7,450 for the six months ended June 30, 2015.  The additional cash utilized was the result of increased general and administrative overhead less cash provided by the collection of accounts receivable of $7,090 and increase in accounts payable of $16,403 from the same six months of 2016.

Investing Activities

We did not use any cash resources for investing activities during the six months ended June 30, 2016 nor the six months ended June 30, 2016.

Financing Activities

During the six months ended June 30, 2016 the Company generated $30,000 from the sale of common shares compared to no such activity during the six months ended June 30, 2015.

Going Concern

During the six months, ended June 30, 2016, we incurred a net loss of $1,947,440, which included a non-cash stock based compensation expense of $1,900,628 and depreciation cost of $357. We have an accumulated deficit of $2,693,003 since inception.  We are in the early stage of operations, and have, only, recently commenced generating revenue which amounted to $8580 for the six months ended June 30, 2016 compared to $7,500 for the six months ended June 30, 2015. We will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or sale of its common stock and ultimately to attain profitability.

Management has adopted a new business plan and plans, in this regard, is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that we will be successful in raising such financing.

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

 Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable. During the six months ended June 30, 2016, the Company earned $8,580 for product sales generated through the Amazon web site.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1     Legal Proceedings

None.

Item 1A     Risk Factors

Not required for a smaller reporting company.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2016 the Company resolved to sell, for cash, 1,200,000 post reverse common shares to two individuals for $0.025 per share for a total of $30,000.

On June 3, 2016, the Company issued 7,249,999 common restricted shares to seven individuals, officers and directors, to compensate them for past services.  The shares were recorded at a cost of $0.26 per share for a total cost of $1,885,000.

On June 3, 2016, the Company approved the issuance of 50,000 common restricted shares to a consultant for services provided and to be provided.  The shares were recorded at a cost of $0.26 for a total cost of $13,000.

On June 30, 2016 the Company issued 25,000 common restricted shares to the same consultant for services rendered, recorded at a cost of $0.1051 or a total cost of $2,628.

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

Ystrategies Corp.

Date: August 15, 2016	/s/ Jim Kiles
Jim Kiles President and CEO