Form 10-Q
period 2016-09-30
YSTRATEGIES CORP.
filed 2016-11-21
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-171572

Ystrategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6101 Penn Avenue, Ste. 102, Pittsburgh, PA	15206
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,837,915 shares of common stock as of November 15, 2016.

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
FOR THE FISCAL QUARTER ENDED
June 30, 2016

PART I

Item 1     Financial Statements

YSTRATERGIES CORP.
(formerly India Ecommerce Corporation)
Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash	$2,141	$1,766
Accounts receivable	-	7,090
Prepaid expenses	12,165	-
Total current assets	14,306	8,856

Long term assets
Property and equipment, net	-	357
Total long term assets	-	357

Total assets	$14,306	$9,213

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$59,653	$37,798
Notes payable, related party	4,500	4,500
Total current liabilities	64,153	42,298

Long term liabilities
Convertible notes payable-related parties, net	9,115	-
Total long term liabilities	9,115	-
Total liabilities	73,268	-

Stockholders' deficit
Common stock $0.001 par value; 75,000,000 shares
authorized; 14,837,915 and 5,007,916 shares issued
outstanding, respectively	14,838	5,008
Additional paid-in capital	2,642,262	707,470
Accumulated deficit	(2,716,062)	(745,563)
Total stockholders' deficit	(58,962)	(33,085)

Total liabilities and stockholders' deficit	$14,306	$9,213

(See accompanying notes to unaudited financial statements)

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
 Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Consulting fees	$-	$-	$-	$7,500
Commissions	-	22,327	8,580	22,327
Total revenue	-	22,327	8,580	29,827

Operating expenses
Costs of revenues	-	-	3,966	1,779
General and administrative	22,213	21,906	1,973,343	79,251
Total operating expenses	22,213	21,906	1,977,309	81,030

Net operating loss	(22,213)	421	(1,968,729)	(51,203)

Other expense
Change in derivative liability	-	-	-	15
Interest expense	845	556	1,770	1,560
Loss on extinguishment of debt	-	-	-	116,687
Total other expense	845	556	1,770	118,262

Loss before provision for income taxes	(23,058)	(135)	(1,970,499)	(169,465)

Net loss	$(23,058)	$(135)	$(1,970,499)	$(169,465)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.21)	$(0.04)
Weighted average common shares outstanding -
basic and diluted	13,589,654	5,007,916	9,174,138	4,654,653

(See accompanying notes to unaudited financial statements)

YSTRATERGIES CORP
(formerly India Ecommerce Corporation)
 Statements of Cash Flow
(unaudited)

	For the nine months ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,970,499)	$(169,465)
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Amortization of prepaid expenses	-	27,625
Amortization of debt discount	60	-
Change in derivative liability	-	15
Common stock issued or to be issued for services	1,901,677	-
Depreciation	357	1,293
Loss on extinguishment of debt	-	116,687
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,855	14,060
Accounts receivable	7,090	-
Change in prepaid expenses	(165)	-
Refund of rental deposit	-	280
Net cash used by operating activities	(39,625)	(9,505)

Cash flows from investing activities:	-	-
	-
Cash flows from financing activities:
Proceeds from sale of convertible notes	10,000	-
Proceeds from sale of common stock	30,000	-
Net cash provided by financing activities	40,000	-

Net change in cash	375	(9,505)
Cash, beginning of period	1,766	10,713

Cash, end of period	$2,141	$1,208

Non-cash Investing and Financing Activities:
Stock issued for settlement of debt and derivative liability	$-	$166,702
Beneficial conversion feature	$945	$-
Common stock issued for prepaid expenses	$12,000	$-

 (See accompanying notes to unaudited  financial statements)

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Ystrategies Corp., located in Pittsburgh PA, was incorporated, on January 19, 2011, under the laws of the state of Nevada as India Ecommerce Corporation,.  On March 9, 2016, India Ecommerce Corporation completed a merger with its wholly owned subsidiary, Ystrategies Corp., a Nevada corporation, which was incorporated solely to effect a change of name.  As a result, the Company changed its name from India Ecommerce Corporation to Ystrategies Corp.  The Company has modified its business model to include the management of interests in technology platforms and growth businesses with strong intellectual property positions.

Ystrategies accelerates commercialization for early stage businesses with significant development and strategy support, guidance and management.  Our focus is long term ownership positions in intellectual property driven businesses with strong technical leadership and proven, scalable value for clearly identified customer segments. Our ideal investments drive aggressively to revenue through high quality strategic partner driven sales with recurring revenue developed by a compelling intellectual property value proposition.

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

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016

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

During the nine months ended September 30, 2016, the Company earned no revenue from consulting services, provided to clients, and $8,580 for Internet based product sales generated through an Amazon web site.  Because the Company utilized an independent third party as a partner in this product sales venture, the Company recorded, only, its share of the revenue and deducted the inventory cost as cost of sales. Subsequent to September 30, 2016, the Company is no longer receiving revenue from Amazon.com. That source of revenue was in addition to the Company's overall business plan and there are no immediate plans to reinstate that activity.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2016 or December 31, 2015.

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

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were potentially, 326,184 dilutive shares outstanding as of September 30, 2016.

 Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2016, the Company incurred a net loss of $1,970,499 which included a deduction for stock based compensation and consulting fees of $1901,677 and as of the same date has an accumulated deficit of $2,716,062.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(8,614)	(8,257)
Equipment - net	$-	$357

Depreciation expense included as a charge to income of $357 for the nine months ended September 30, 2016 and $1,293 for the nine months ended September 30, 2015.

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

On June 3, 2016 the Company issued 7,249,999 of its common restricted shares to seven individuals for past services provided as directors, officers and employees.  The shares were recorded, based on the fair market value of the stock on that day, of $0.26, each, for a total cost of $1,885,000.

On April 1, 2016, the Board of Directors passed a resolution to pay Ashish Badjatia, a director and chief operating officer, $3,000 per month as compensation for services to be rendered.  On September 30, 2016, Mr. Badjatia was owed a total of $30,500 in unpaid compensation.

On July 21, August 4 and August 5, 2016 two directors and two consultants, each,  purchased convertible notes of $2,500 each, repayable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at a cost of $0.135 per share after 180 days, at the holder's option.  Three of the four notes contained beneficial conversion features resulting in $945 being recorded to additional paid in capital with an offset to debt discount.

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 6 – NOTES PAYABLE

The components of notes payable at June 30, 2016 are summarized in the table below:

	September 30,	December 31,
	2016	2015

Related party note payable – 24% interest, unsecured and due January 2013 (1)	$4,500	$4,500
	$4,500	$4,500

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	September 30,	December 31,
	2016	2015

Convertible notes payable -5% interest due January 1, 2019 - net	$9,115	$-
	$9,115	$-

On July 21, 2016 the Company issued a convertible promissory note for $2,500, bearing annual interest of 5%, with principal and interest due and payable on or before January 1, 2019.  The note has a conversion feature for common shares at $0.135 per share.  Because the trading price of our stock was less than the stated conversion rate of the note, there was no beneficial conversion feature.

On August 4, 2016, the Company issued a convertible promissory note for $2,500, bearing an annual interest rate of 5%. The principal amount of the note and all accrued interest is due and payable on or before January 1, 2019.  The note has a conversion feature for common shares at $0.135 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $315 for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note.  As of September 30, 2016 interest expense of $20 was recorded as part of the amortization of the beneficial conversion feature of the note.

On August 5, 2016, the Company issued two convertible promissory notes for $2,500 each. Both notes have an annual interest rate of 5%. The principal amount of the notes and all accrued interest is due and payable on or before January 1, 2019.  The notes have a conversion feature for common shares at $0.135 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $315 each for the beneficial conversion was recorded against these notes and will be amortized against interest expense through the life of the notes. As of September 30, 2016 interest expense of $20 each was recorded as part of the amortization of the beneficial conversion feature of these notes.

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 14, 2016 the Company entered into a consulting agreement with an individual to provide marketing and consulting expertise.  The agreement required compensation of 50,000 common restricted shares, to be issued within fourteen days or receipt of FINRA approval to the corporate re-organization, and 25,000 common restricted shares, to be issued each quarter, thereafter, until terminated by either party.  That contract was canceled on August 15, 2016 and replaced with a new one, dated September 27, 2016 requiring the issuance of an additional 500,000 common restricted shares within 50 calendar days and 250,000 common restricted shares on or before March 31, 2017.  The 500,000 common shares were valued at $0.01, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $5,000, to be amortized, over the term of the contract.

On September 27, 2016 the Company entered into a consulting agreement with an individual to provide senior Venture Partner and other expertise as required.  This agreement requires compensation of 700,000 common restricted shares to be issued on or before November 30, 2016 plus an additional 300,000 common restricted shares to be issued not later than March 31, 2017, provided the consultant remains engaged as a service provider.  The 700,000 common shares were recorded at $0.01per share, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $7,000, to be amortized, over the term of the contract.  In addition, consultant is to receive monthly compensation of $8,000 per month, commencing at a to be determined future date, deferred, and paid in full, when the Company secures funding of at least $750,000, at which time the compensation shall increase to $12,000 per month, non-deferred.  In any quarter, after the deferred compensation has commenced, the consultant may elect to convert that quarter's unpaid compensation into 25,000 common restricted shares.

NOTE 9 – STOCKHOLDERS' DEFICIT

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued. On March 11, 2016 the Board of Directors approved a one for ten reverse stock split subject to FINRA approval which was received on June 1, 2016, to be effective June 3, 2016.  There were 14,837,915 and 5,007,916 shares of post-split common stock issued and outstanding at September 30, 2016 and December 31, 2015, compared to 50,079,156 outstanding pre-reverse stock split at December 31, 2015.

On March 3, 2016 the Company received a cash payment of $30,000, for the sale of 12,000,000 pre-reverse split shares at a cost of $0.0025 per share or 1,200,000 post-reverse common shares, at a cost of $0.025 per share.

On June 3, 2016, the Company issued 7,249,999 common restricted shares to seven individuals, officers and directors, to compensate them for past services.  The shares were recorded, based on the fair market value of the stock on that date, at $0.26 per share for a total cost of $1,885,000.

On June 3, 2016, the Company approved the issuance of 50,000 common restricted shares to a consultant for services provided and to be provided.  The shares were recorded, based on the fair market value of the stock on that date, at $0.26 per share, for a total cost of $13,000.

On June 30, 2016 the Company issued 25,000 common restricted shares to the same consultant for services rendered, based on the fair market value of the stock on that date, at $0.1051 per share or a total cost of $2,628.

On September 27, 2016 the Company issued 700,000 and 500,000 shares, respectively, to two consultants for services to be provided, based on the fair market value of the stock on that date of $0.01 per share or a total cost of $12,000.  The 700,000 common shares were recorded at $0.01per share, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $7,000, to be amortized, over the term of the contract.  Similarly, the 500,000 common shares were valued at $0.01, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $5,000, to be amortized, over the term of the contract.

YSTRATEGIES CORP.
(Formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016

NOTE 10 – STOCK PURCHASE WARRANTS

During the year ended December 31, 2014, the Company issued 1,666,667 warrants to creditors to acquire its common stock. In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions.

Risk-free interest rate	1.52%
Expected options life	2.50
Expected dividend yield	-
Expected price volatility	701%

A summary of the status of the Company's stock options as of September 30, 2016 and changes during the nine months ended September 30, 2016 is presented below:

Number of Warrants

Outstanding at December 31, 2015	1,666,667
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at September 30, 2016	1,666,667
Exercisable at September 30, 2016	1,666,667

The following table summarizes information about options and warrants as of September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	2.25	$0.06	1,666,667	$0.06
	1,666,667	2.25	$0.06	1,666,667	$0.06

NOTE 11 – SUBSEQUENT EVENTS

On October 17, 2016, the Company entered into an Intellectual Property Agreement with Alliance for Sustainable Energy LLC ("Alliance"), operator of the National Renewable Energy Laboratory, to secure an option, at a cost of $15,000, for an exclusive license to certain intellectual property belonging to Alliance. An initial payment of $5,000 was made on October 17, 2016.  Additional payments of $5,000 each are due on November 15, and November 30, 2016.  A final Exclusive License Agreement will be, during the option period, negotiated within the Field of Use based upon Key Commercial Terms.

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

History and Overview

Ystrategies Corp., located in Pittsburgh PA, was incorporated, on January 19, 2011, under the laws of the state of Nevada as India Ecommerce Corporation,.  On March 9, 2016, India Ecommerce Corporation completed a merger with its wholly owned subsidiary, Ystrategies Corp., a Nevada corporation, which was incorporated solely to effect a change of name.  As a result, the Company changed its name from India Ecommerce Corporation to Ystrategies Corp.  The Company has modified its business model to include the management of interests in technology platforms and growth businesses with strong intellectual property positions.

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

Ystrategies accelerates commercialization for early stage businesses with significant development and strategy support, guidance and management.  Our focus is long term ownership positions in intellectual property driven businesses with strong technical leadership and proven, scalable value for clearly identified customer segments. Our ideal investments drive aggressively to revenue through high quality strategic partner driven sales with recurring revenue developed by a compelling intellectual property value proposition.

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

Together, Jim Kiles, Paul Overby and Ashish Badjatia comprise the Board of Directors. Mr. Badjatia continues his role as Chief Operating Officer.

Employees and Consultants

On March 29, 2016 the Company signed a consulting agreement with Neil Cohen, whereby Mr. Cohen, as Vice President of Marketing, will provide senior marketing and communications consulting services.  Mr. Cohen's compensation consists of 50,000 shares delivered subsequent to FINRA approval of the reverse stock split, received on June 3, 2016, plus an additional 25,000 common restricted shares, to be delivered at the end of each fiscal quarter commencing June 30, 2016. That contract was canceled on August 15, 2016 and replaced with a new one, dated September 27, 2016 requiring the issuance of an additional 500,000 common restricted shares within 50 calendar days and 250,000 common restricted shares on or before March 31, 2017.

On June 10, 2016, the Company appointed Robert Petchel the Senior Vice President of Project Development.

On September 27, 2016, the Company signed a consulting agreement with Shirley Gee in the role of Venture Partner. In this role, Ms. Gee shall provide a broad range of services with the intent to organize the internal structure and operations of the Company to facilitate larger levels of fundraising. Ms. Gee's compensation in this role consists of 700,000 shares upon signing and an additional 300,000 shares at the end of 2017 Q1 contingent upon continuation of her role. In addition, consultant is to receive monthly compensation of $8,000 per month, commencing at a, to be determined future date, deferred, and paid in full, when the Company secures funding of at least $750,000, at which time the compensation shall increase to $12,000 per month, non-deferred.  In any quarter, after the deferred compensation has commenced, the consultant may elect to convert that quarter's unpaid compensation into 25,000 common restricted shares.

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

Advisory Board

On September 27, 2016, the Company formally created, and approved, a Science and Technology Advisory Board ("Advisory Board"). Each of the initial seven members of this Board will receive 15,000 shares of common stock in this role.

The advisors include:

▪
Kevin T. McLoughlin is a Senior Consultant at Environmental Consultants Inc., and is an expert in energy efficiency. In the past, he held senior positions at the New York Power Authority and the Empire State Electric Energy Research Corporation.

▪
Peter Therkelsen, Ph.D, is a Research Scientist in the Environmental Energy Technologies Division at the Lawrence Berkeley National Laboratory. His work focuses on industrial energy performance and management as well as the development and deployment of responsible energy efficiency and generation technologies. In this role he actively studies barriers to the implementation of industrial energy efficiency measures, supports the implementation of energy management systems in the United States, and serves as a delegate of the United States at International Standards Organization meetings for energy management and savings. Dr. Therkelsen conducts data driven analysis of energy management systems with a current focus on the costs and benefits of certification to the U.S. DOE Superior Energy Performance program. In addition, Dr. Therkelsen is head of the LBNL Combustion Laboratory where he studies and develops high efficiency, fuel flexible, and low emission installed and portable heat and power systems.

▪
Scott Wallace, LEED AP and Certified Energy Manager, is an Associate Principal at Mazzetti, a leading healthcare engineering and technology company. Wallace manages the American Hospital Association's Energy to Care program designed to help hospitals develop and implement an energy and sustainability strategy. He brings 18 years of experience developing and implementing innovative energy solutions for large scale commercial buildings resulting in reduced cost, energy consumption, and greenhouse gas emissions while improving occupant comfort and productivity.

▪
Dan Aronson was the co-founder and Chief Technology Officer of Fandor, a video streaming service for independent films, Dan has been at the forefront of technology since the '80s. He began building supercomputers at Thinking Machines Corporation and he was an early employee at WAIS, the first internet search engine company. He cofounded anti-spam company Brightmail and internet incubator Campsix, and has been on the boards of City Car Share and networked music player company Slim Devices.

▪
Vi Rapp, Ph.D,  is a Research Scientist working in the Energy Technologies Area at Lawrence Berkeley National Laboratory. Her research interests focus on ultra low emission and net zero carbon combustion technologies for heat and power generation. Her current activities include: improving combustion safety diagnostics for energy efficient homes; investigating efficient, low emission technologies for combustion appliances and small engine applications; and developing advanced biomass cookstoves for the developing world. Dr. Rapp holds a Ph.D. in Mechanical Engineering from the University of California, Berkeley. Her dissertation focused on reducing emissions and improving efficiency of internal combustion engines by implementing alternative modes of combustion and unconventional fuels.

▪
Mike Tucker, Ph.D, is a Research Scientist and Principal Investigator at the Lawrence Berkeley National Laboratory. Mike has been engaged in R&D of electrochemical devices since 1997. His research experience is in Lithium Batteries, Direct Methanol Fuel Cells, Solid Oxide Fuel Cells, and Flow Cells. His experience is in resource-efficient development of new devices and concepts, with a clear focus on making devices work, and then making them work better.

The Company has plans to expand this Advisory Board to 20 persons by the end of the first quarter of 2017.

Stock Buyback

On September 30, 2016, the Company's Board unanimously authorized the Company to buy back its own stock in the open market within compliance of Rule 10b-18 of the US Securities and Exchange Commission, and authorizes these repurchases for a period of one year commencing on October 1, 2016.

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

We have generated minimal revenue from our core business model.  However, during the nine months ended September 30, 2016, we earned commissions of $8,580 from internet sales compared to $22,327 during the same nine months in 2015, and no revenue from that source for the three months ended September 30, 2016 compared to $22,327 for the three months ended September 30, 2015. We had no consulting revenue during the three and nine months ended September 30, 2016 compared to $7,500, during the nine months ended September 30, 2015.   Consulting contracts cover a variety of circumstances and needs and only become available from potential clients on an "as needed" basis.  No such contracts were entered into during the nine months ended September 30, 2016.

Our total operating expenses of $1,977,309 incurred during the nine months ended September 30, 2016, consisted of administrative and general costs of $1,973,343 which included stock based compensation of $1,901,677, depreciation of $357, and cost of revenue of $3,966 compared to total operating expenses of $81,030 consisting of general and administrative costs of $79,251 and cost of revenue of $1,779 for the same nine months in 2015. Interest cost for the nine months ended September 30, 2016 increased to $1,770 for the nine months ended September 30, 2016 compared to $1,560 for the same nine months in 2015, and to $845 for the three months ended September 30, 2016 compared to $556 for the same three months in 2015, as a result of the addition of new loans. There were no costs of extinguishment or change in derivative liability during the nine months ended September 30, 2016 compared to $116,687 and $15 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Net cash used, by operating activities, during the nine months ended September 30, 2016 was $39,625 compared to cash used of $9,505 for the nine months ended September 30, 2015.  The additional cash utilized was the result of increased general and administrative overhead less cash provided by the collection of accounts receivable of $7,090 and increase in accounts payable of $21,855 compared to an increase in accounts payable of $14,060 from the same nine months of 2015.

Investing Activities

We did not use any cash resources for investing activities during the nine months ended September 30, 2016 nor for the nine months ended September 30, 2015.

Financing Activities

During the nine months ended September 30, 2016 the Company generated $30,000 from the sale of common shares and $10,000 from the sale of convertible notes compared to no such activity during the nine months ended September 30, 2015.

Going Concern

During the nine months ended September 30, 2016, we incurred a net loss of $1,970,499, which included a non-cash stock based compensation expense of $1,901,677 and depreciation cost of $357. We have an accumulated deficit of $2,716,062 since inception.  We are in the early stage of operations, and have, only, recently commenced generating revenue which amounted to commissions on internet sales of $8,580 for the nine months ended September 30, 2016 compared to $22,327 of internet commissions and $7,500 of consulting fees for the nine months ended September 30, 2015. We will continue to generate losses in the near future.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

 Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable. During the nine months ended September 30, 2016, the Company earned $8,580 for product sales generated through the Amazon web site.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1     Legal Proceedings

None.

Item 1A     Risk Factors

Not required for a smaller reporting company.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2016 the Company resolved to sell, for cash, 1,200,000 post reverse common shares to two individuals, based on the fair market value of the stock on that day, of $0.025 per share, for a total of $30,000.

On June 3, 2016, the Company issued 7,249,999 common restricted shares to seven individuals, officers and directors, to compensate them for past services, based on the fair market value of the stock on that day, of $0.26 per share, for a total cost of $1,885,000.

On June 3, 2016, the Company approved the issuance of 50,000 common restricted shares to a consultant for services provided and to be provided, based on the fair market value of the stock on that day, of $0.26 per share, for a total cost of $13,000.

On June 30, 2016 the Company issued 25,000 common restricted shares to the same consultant for services rendered, based on the fair market value of the stock on that day, of $0.1051 per share or a total cost of $2,628.

On September 27, 2016 the Company issued 700,000 and 500,000 shares, respectively, to two consultants for services to be provided, based on the fair market value of the stock on that day, of $0.01 per share or a total cost of $12,000.

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

Ystrategies Corp.

Date: November 21, 2016	/s/ Jim Kiles
Jim Kiles President and CEO