Form 10-K
period 2016-12-31
YSTRATEGIES CORP.
filed 2017-04-21
CIK 1510891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0001510891

YSTRATEGIES CORP.
(formerly India Ecommerce, Corporation)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $854,738 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,837,915 shares of common stock as of April 18, 2017.

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

Item 1.   Business

Ystrategies Corp., located in Pittsburgh PA, was incorporated, on January 19, 2011, as India Ecommerce Corporation (the "Company") under the laws of the State of Nevada. On March 9, 2016, India Ecommerce Corporation completed a merger with its wholly owned subsidiary, Ystrategies Corp., a Nevada corporation, which was incorporated solely to effect a change of name.  As a result, the Company changed its name from India Ecommerce Corporation to Ystrategies Corp.  The Company has modified its business model to include the management of interests in technology platforms and growth businesses with a focus on long term ownership in strong intellectual property positions.

Item 1A.   Risk Factors

Not required for a smaller reporting company.

 Item 1B.   Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.   Properties

We maintain our principal office at 6101 Penn Avenue, Ste. 102 Pittsburgh, PA. Our telephone number is (412) 450-0028. We also have an office at 649 Mission, San Francisco, CA.  Both locations are adequate for the Company's present needs and are month to month tenancy.

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

	Bid Price
	Hi	Low
2016 Fiscal Year
March 31, 2016	$0.120	$0.0250
June 30, 2016	$0.260	$0.0550
September 30, 2016	$0.165	$0.0100
December 31, 2016	$0.180	$0.0750

March 31, 2015	$0.0042	$0.0056
June 30, 2015	$0.0044	$0.0044
September 30, 2015	$0.0046	$0.0046
December 31, 2015	$0.0050	$0.0050

On April 18, 2017, the closing price for the common stock on the OTCQB was $0.15 per share.

Holders

As of December 31, 2016, we had 69 holders, of record, of our common stock.

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

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

During the three months ended March 31, 2015, the Company issued 1,395,990 post reverse common shares, at variable costs, to repay a convertible note in the amount of $50,000.

On February 29, 2016 the Company sold 600,000 post reverse common shares to our President at a post reverse cost of $0.025 per share for a total of $15,000 and on the same date sold 600,000 post reverse common shares to an investor, also at a cost of $0.025 per share and a total of $15,000.

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

On September 27, 2016 the Company issued 700,000 and 500,000 shares, respectively, to two consultants for services to be provided, based on the fair market value of the stock on that date of $0.01 per share or a total cost of $12,000.  The 700,000 common shares were recorded at $0.01per share, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $7,000, to be amortized, over the term of the contract.  In addition, this consultant will accrue $8,000 in fees with the consultant having the option to convert the accrued fees into 25,000 shares of common stock each quarter.  Similarly, the 500,000 common shares were valued at $0.01, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $5,000, to be amortized, over the term of the contract.  The contracts contained a commitment to issue an additional 300,000 and 250,000 shares, respectively, by March 31, 2017.  As of April 18, 2017, those additional shares had not been issued.

On September 27, 2016 the Company also issued 105,000 common shares to seven consultants in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time. The shares were recorded at a cost of $0.01 per share for a total cost of $1,050.

Use of Proceeds from Registered Securities

The Company is using the proceeds from the sale of its common stock to cover overhead and for general working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.   Selected Financial Data

Not required for smaller reporting companies.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has and will continue to enter into participation contracts with third party entities that will require funding for the development and production of various products.  Each contract will be analyzed and reviewed based on its specific content, to determine its specific disclosure with regard to ASC 350-30.  The Company has reviewed the existing agreements and has determined that it is not economically feasible, at this time, to determine, for any of the products being developed, the economic benefit to be received, nor their future useful life and therefore has expensed $40,027 and $0 as research and development costs as of December 31, 2016 and 2015, respectively.

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

For the years ended December 31, 2016 and 2015:

During the year ended December 31, 2016 the Company retained additional management and changed the focus of its business plan to include the investment of time and funds into contracts that when successfully concluded will result in the development of intellectual property and products that will have economic viability.
The new business plan has not matured sufficiently to produce revenue, yet.  Commissions earned during the year ended December 31, 2016 were $8,580 compared to $14,267 during the year ended December 31, 2015 plus $29,827 of consulting fees earned during that same period.

Total expenses for the year ended December 31, 2016 were $2,114,600, which includes $1,901,677 stock based compensation, $100,000 management consulting fees, $40,027 research and development costs, and $2,144 interest expense, compared to $221,891 for the year ended December 31, 2015, which included $70,700 management consulting fees, $116,687 loss on extinguishment of debt, and $2,149 interest. Depreciation was $357 for the year ended December 31, 2016 compared to $1,724 for the year ended December 31, 2015. The increase during the year ended December 31, 2016 is the result of compensation for the additional management and funds spent on product research.

Our accumulated deficit on December 31, 2016, was $2,851,853 compared to $745,563 on December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016 we had current assets of $3,768, current liabilities of $146,596 and a working capital deficit of $142,828 as compared to current assets of $8,856, current liabilities of $42,298 and a working capital deficit of $33,442 at December 31, 2015.  The increase in the working capital deficit is due to the utilization of existing funds and other current assets to pay for overhead and to not generating replacement funding.

Cash Flows from Operation Activities

During the year ended December 31, 2016, the Company used $49,432, for operating activities, compared to $8,947 for the year ended December 31, 2015.  For the year ended December 31, 2016, cash used in operating activities included a net loss of $2,106,020 compared to a net loss of $177,797 for the year ended December 31, 2015. For the year ended December 31, 2016, depreciation expense was $357 and interest paid was nil, compared to depreciation expense of $1,724 and interest paid was nil for the year ended December 31, 2015.  During the year ended December 31, 2016 the Company issued common restricted shares for services in the amount of $1,901,677 which were included in the net loss; prepaid expense increased by $835 and accounts payable increased by $123,379 compared to an increase in accounts payable and accrued liabilities of $29,609 and a decrease in accounts receivable of $7,090 for the year ended December 31, 2015.  The loss of $177,797 included the cost of $116,687 for repaying a convertible loan.  The increase in net cash used in operating activities is due to increased activity generated by the additional new management and executives.

During the years ended December 31, 2016 and December 31, 2015, there were no investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2016 the Company received proceeds, of $18,500 from convertible notes payable – related parties and, and $30,000, from related parties, from the sale of common stock.  During the year ended December 31, 2015, there were no financing activities.

Going Concern

The Company incurred a net loss of $2,106,020 for the year ended December 31, 2016 and $177,797 for the year ended December 31, 2015, and has an accumulated net loss of $2,851,583 at December 31, 2016 and $745,563 at December 31, 2015.  The Company is still developing its business model and has not generated any revenue from it. It anticipates that it will continue to generate losses, until its business plan matures, in the near future.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Summary of Critical Accounting Policies

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned and therefore recognizes revenue for its professional services and product sales when persuasive evidence of an arrangement exists, performance of services has occurred or the product has been delivered, and the sales price is fixed or determinable and collectability is probable.

During 2016 the Company did not earn any fees for professional services and generated $8,580 from product sales generated through the Amazon web site.  During 2015 the Company earned $29,827 from professional services, provided to clients, for Internet based projects and $14,267 for product sales generated through the Amazon web site.

The Company must meet all of the following four criteria in order to recognize revenue:
•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,813,903 and 0 dilutive shares outstanding as of December 31, 2016 and 2015, respectively

Recent Accounting Pronouncements

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

Item 8.   Financial Statements and Supplementary Data
.

YSTRATEGIES CORP.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS

For the Years Ended
December 31, 2016 and 2015

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets	F-4

Statements of Operations	F56

Statements of Stockholders' Deficit	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 through F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ystrategies Corp. (formerly India Ecommerce)

We have audited the accompanying balance sheets of Ystrategies Corp. (formerly India Ecommerce) ("the Company") as of December 31, 2016 and 2015, and the related statements of income, stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ystrategies Corp. (formerly India Ecommerce) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 21, 2017

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Balance Sheets

	December 31,
	2016	2015

ASSETS

Current assets
Cash	$834	$1,766
Accounts receivable	-	7,090
Prepaid expenses	2,934	-
Total current assets	3,768	8,856

Long term assets
Prepaid expense, net of current	8,231	-
Property and equipment, net	-	357
Total long term assets	8,231	357

Total assets	$11,999	$9,213

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and acccrued liabilities	$146,596	$37,798
Notes payable - related party	-	4,500
Total current liabilities	146,596	42,298

Long term liabilities
Convertible notes payable-related parties, net	23,420	-
Total long term liabilities	23,420	-
Total liabilities	170,016	42,298

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares
authorized; 14,837,915 and 5,007,916 shares issued
outstanding, respectively	14,838	5,008
Additional paid-in capital	2,678,728	707,470
Accumulated deficit	(2,851,583)	(745,563)
Total stockholders' deficit	(158,017)	(33,085)

Total liabilities and stockholders' deficit	$11,999	$9,213

(See accompanying notes to audited  financial statements)

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
Revenue
Consulting fees	$-	$29,827
Commissions	8,580	14,267
Total revenue	8,580	44,094

Operating expenses
Costs of revenues	3,966	7,173
Depreciation	357	1,724
General and administrative	2,108,133	94,143
Total operating expenses	2,112,456	103,040

(Loss) from operations	(2,103,876)	(58,946)

Other expense
Loss on extinguishment of debt	-	116,687
Change in derivative liability	-	15
Interest expense	2,144	2,149
Total other expense	2,144	118,851

Net Loss	$(2,106,020)	$(177,797)

Net loss per common share - basic and diluted	$(0.20)	$(0.04)
Weighted average common shares outstanding -
basic and diluted	10,570,961	4,743,695

(See accompanying notes to audited  financial statements)

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2014	3,611,917	$3,612	$542,164	$(567,766)	$(21,990)

Common shares issued in satisfaction of note payable	1,395,999	1,396	165,306	-	166,702
Net loss for the year	-	-	-	(177,797)	(177,797)

Balance, December 31, 2015	5,007,916	$5,008	$707,470	$(745,563)	$(33,085)

Common shares issued for cash	1,200,000	1,200	28,800	-	30,000
Common shares issued for services	8,629,999	8,630	1,905,047	-	1,913,677
Warrants issued to officer for forgiveness of debt	-	-	36,466	-	36,466
Beneficial conversion feature	-	-	945	-	945
Net loss for the year	-	-	-	(2,106,020)	(2,106,020)
Balance, December 31, 2016	14,837,915	$14,838	$2,678,728	$(2,851,583)	$(158,017)

(See accompanying notes to audited  financial statements)

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Statements of Cash Flow

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,106,020)	$(177,797)
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Amortization of debt discount	159	-
Change in derivative liability	-	15
Common stock issued for services	1,901,677	-
Depreciation	357	1,724
Expenses paid for the Company by a related party	23,091	-
Loss on extinguishment of debt	-	116,687
Changes in operating assets and liabilities:
Prepaid expenses	-	27,625
Accounts payable and accrued liabilities	123,379	29,609
Accounts receivable	7,090	(7,090)
Prepaid expenses	835	280
Net cash used in operating activities	(49,432)	(8,947)

Cash flows from investing activities:	-	-
	-
Cash flows from financing activities:
Proceeds from convertible notes payable, related party	18,500	-
Common stock issued for cash	30,000	-
Net cash provided by financing activities	48,500	-

Net change in cash	(932)	(8,947)
Cash, beginning of period	1,766	10,713

Cash, end of period	$834	$1,766
Non-cash Investing and Financing Activities:
Beneficial conversion feature	$945	$-
Common stock issued for prepaid expenses	$12,000	$-
Stock issued for settlement of debt and derivative liability	$-	$166,702
Warrants issued to officer for forgiveness of debt	$36,466	$-

(See accompanying notes to audited  financial statements)

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 1 – DESCRIPTION OF BUSINESS
Ystrategies Corp., located in Pittsburgh PA, was incorporated, on January 19, 2011, as India Ecommerce Corporation (the "Company") under the laws of the State of Nevada. On March 9, 2016, India Ecommerce Corporation completed a merger with its wholly owned subsidiary, Ystrategies Corp., a Nevada corporation, which was incorporated solely to effect a change of name.  As a result, the Company changed its name from India Ecommerce Corporation to Ystrategies Corp.  The Company has modified its business model to include the management of interests in technology platforms and growth businesses with a focus on long term ownership in strong intellectual property positions.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly, in accordance with generally accepted accounting principles, the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses include the cost of common shares issued, in advance, for consulting services plus a security deposit for office space located in San Francisco, CA.  The shares were recorded at a cost of $12,000 and are being amortized over forty eight months, the life of the contracts.

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

Revenue Recognition

The Company recognizes revenue for its professional services and product sales when persuasive evidence of an arrangement exists, performance of services has occurred or the product has been delivered, and the sales price is fixed or determinable and collectability is probable.

During 2015 the Company earned $29,827 from consulting services, provided to clients, for Internet based projects and $14,267 for product sales generated through the Amazon web site.

During 2016 the Company did not earn any fees for consulting services and generated $8,580 from product sales generated through the Amazon web site.

Impairment of Long-lived Assets

 The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the year ended December 31, 2016 and December 31, 2015, respectively.

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2016 and December 31, 2015.

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

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company records stock-based compensation at fair value as of the date of grant and recognizes the corresponding expense over the requisite service period.  Compensation expense is generally recognized on a straight line basis over the service period.

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 1,813,903 and 0 dilutive shares outstanding as of December 31, 2016 and 2015, respectively.

Research and Development Costs

The Company has and will continue to enter into participation contracts with third party entities that will require funding for the development and production of various products.  Each contract will be analyzed and reviewed based on its specific content, to determine its specific disclosure with regard to ASC 350-30.  The Company has reviewed the existing agreements and has determined that it is not economically feasible, at this time, to determine, for any of the products being developed, the economic benefit to be received, nor their future useful life and therefore has expensed $40,027 and $0 as research and development costs as of December 31, 2016 and 2015, respectively.

Recently Adopted Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, through December 31, 2016, and believes that none are expected to have a material effect on the Company's financial statements.

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses through December 31, 2016 of $2,851,583. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31	December 31,
	2016	2015
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(8,614)	(8,257)
Property and equipment - net	$-	$357

Depreciation expense was $357 and $1,724 for the years ended December 31, 2016 and 2015, respectively.

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 5 – NOTES PAYABLE
The components of notes payable at December 31, 2016 and December 31, 2015 are summarized in the following tables.

	December 31,	December 31,
	2016	2015
Note payable – 24% interest, unsecured and due January 2013	-	4,500
	$-	$4,500

On December 31, 2016 the holder of the 24% related party note payable converted the note and accrued interest into warrants.

	December 31,	December 31,
	2016	2015
Related party convertible notes payable -5% interest; due January 1, 2019	$24,206	$-
less: unamortized discount	(786)	-
Balance - December 31, 2016	$23,420	$-

Between July 21, and October 31, 2016 two directors and one affiliate, were issued convertible promissory notes totaling $16,706 with principal and interest due and payable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at $0.135 per share after 180 days, at the holder's option.  Because the trading price of the Company's stock was less than the stated conversion rate of the note, there was no beneficial conversion feature.

On August 4, and August 5, 2016, one director and two affiliates were issued convertible promissory notes totaling $7,500 with principal and interest due and payable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at $0.135 per share after 180 days, at the holder's option.  Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $945 for the beneficial conversions was recorded against these notes and will be amortized against interest expense through the life of the notes.  As of December 31, 2016 interest expense of $159 was recorded as part of the amortization of the beneficial conversion feature of the notes.

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On April 1, 2016, the Board of Directors passed a resolution to pay Ashish Badjatia, a director and operating officer, $3,000 per month as compensation for services to be rendered.  On October 1, 2016 the Company entered into a new contract with Mr. Badjatia to compensate him at the rate of $8,000 per month plus out of pocket expenses.  Unpaid compensation under the later contract is convertible into restricted common shares quarterly at the cost of $0.1333 per share.  On December 31, 2016, Mr. Badjatia was owed, as a result of both contracts, a total of $36,000 in unpaid compensation. In addition, the Company owed Mr. Badjatia $36,548, for accrued but unpaid consulting fees of $24,500 and $12,048 for a convertible note and accrued interest.  On December 31, 2016 the Company and Mr. Badjatia agreed to cancel the debt and issue 73,096 common stock warrants to Mr. Badjatia to be exercised, any time after thirty days but within five years from the date of issuance, at $0.50 per share.

On October 1, 2016 the Company entered into a consulting contract with James Kiles to compensate him at the rate of $8,000 per month plus out of pocket expenses.  Unpaid compensation under the consulting contract is convertible into restricted common shares quarterly at the cost of $0.1333 per share.  On January 1, 2016, per the consulting contract terms, the Company issued Mr. Kiles a convertible note, which included unpaid compensation for the previous quarter of $24,000 plus out of pocket expenses of $17,385.

During the year ended December 31, 2016 two directors and two affiliates were issued convertible promissory notes repayable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at a cost of $0.135 per share after 180 days, at the holder's option.

	December 31,	December 31,
	2016	2015
Related party convertible notes payable -5% interest; due January 1, 2019	$24,206	$-
less: unamortized discount	(786)	-
Balance - December 31, 2016	$23,420	$-

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 7 – STOCKHOLDERS' DEFICIT

Between February 23, 2015 and March 23, 2015 the Company issued 13,959,989 pre-reverse split and 139,600 post reverse split of its restricted common shares to convert a note payable of $50,000 and $116,702 of derivative liability.  The shares were issued at an average price of $0.0036 per share pre-reverse split and $0.36 per share post reverse split.

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 14,837,915 and 5,007,916 shares of post-split common stock issued and outstanding at December 31, 2016 and December 31, 2015, compared to 50,079,156 outstanding pre-reverse stock split at December 31, 2015.

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

On September 27, 2016 the Company issued 700,000 and 500,000 shares, respectively, to two consultants for services to be provided, based on the fair market value of the stock on that date of $0.01 per share or a total cost of $12,000.  The 700,000 common shares were recorded at $0.01per share, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $7,000, to be amortized, over the term of the contract.  In addition, this consultant will accrue $8,000 in fees with the consultant having the option to convert the accrued fees into 25,000 shares of common stock each quarter.  Similarly, the 500,000 common shares were valued at $0.01, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $5,000, to be amortized, over the term of the contract.  The contracts contained a commitment to issue an additional 300,000 and 250,000 shares, respectively, by March 31, 2017.  As of April 14, 2017, those additional shares had not been issued.

On September 27, 2016 the Company also issued 105,000 common shares to seven consultants in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time. The shares were recorded at a cost of $0.01 per share for a total cost of $1,050.

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 8 – STOCK PURCHASE WARRANTS

During the year ended December 31, 2016, the Company issued 73,096 warrants to acquire its common stock. In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

December 31, 2016

Risk-free interest rate	1.93%
Expected options life	5.00
Expected dividend yield	-
Expected price volatility	348.69%

A summary of the status of the Company's stock options as of December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

Number of Warrants

Outstanding at December 31, 2015	1,666,667

Warrants granted during year ended December 31, 2016	73,096
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at December 31, 2016	1,739,763
Exercisable at December 31, 2016	1,739,763

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

The following table summarizes information about options and warrants as of December 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	2.92	$0.06	1,666,667	$0.06
$0.50	73,096	5.21	$0.50	73,096	$0.50
	1,739,763	3.01	$0.08	1,739,763	$0.08

The following table summarizes information about options and warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	3.92	$0.06	1,666,667	$0.06
	1,666,667	3.92	$0.06	1,666,667	$0.06

YSTRATEGIES CORP.
(formerly India Ecommerce Corporation)
Notes to Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 9 – INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31,	December 31,
	2016	2015
Deferred tax asset:
Net operating loss carry forward	$(998,059)	$(260,947)
Valuation allowance	998,059	260,947
Net deferred tax asset	$-	$-

The income tax porvision differs from the amount of income tax determined by applying the U.S.
federal and statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31,	December 31,
	2016	2015
Tax benefit at statutory rates	$(737,107)	$(62,229)
Change in valuation allowance	737,107	62,229
Net provision for income taxers	$-	$-

The Company has accumulated net operating loss carryovers of approximately $663,746 as of December 31,
2016 which are available to reduce future taxable income. Due to the change in ownership provisions of the
Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utiliazation of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal years 2016 and 2015 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 10 – SUBSEQUENT EVENTS

On January 1, 2017 the Company issued an uncollateralized convertible note payable to its president in return for $24,000 accrued consulting fees and $17,385 which he had advanced to the Company during the three month period ended December 31, 2016. The note has a maturity date of January 1, 2019, and bears interest at the rate of 5% per annum. Principal and interest may, at the holder's option, be converted anytime, as long as the note remains unpaid, into the Company's common stock at the rate of $0.1333 per share.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2016, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Our Company agreed to pay, 5,000,000 shares of its restricted common stock, to the consultant, at the value of $0.02 per share for the use of existing transmission equipment. On October 17, 2014 the Company issued 1,000,000 of the 5,000,000 shares.  In addition, the Company agreed to a nonrefundable advance of $40,000 to compensate Consultant for its labor, TV content costs, new software and new equipment. All equipment, content, and software to broadcast on the Channel shall remain the property of Consultant. The advance payment covers all expenses through the first quarter of 2015, and any additional expenses become the responsibility of the Consultant.  As the contract was not completed, the balance of the shares have not been issued. No demand has been made for them.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 3, 2016:

Name	Age	Position

Jim Kiles	62	Director, Presidenxt, Chief Executive Officer
Ashish Badjatia	47	Director, Chief Operating and Chief Financial Officer, Secretary
Paul Overby	58	Director

The biography of  the officers and directors listed below contains information regarding the person's service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

On March 10, 2016, the Board of Directors appointed Messrs. Jim Kiles and Paul Overby to two vacant positions on the Company's Board of Directors.  Mr. Kiles was also appointed President and Chief Executive Officer (CEO) in the place of Ashish Badjatia, who resigned as President and CEO to permit Mr. Kiles to assume these positions. There were no disagreements between the Company and Mr. Badjatia concerning his resignation as President and CEO and Mr. Badjatia maintains his other positions with the Company as Chief Operating Officer, Secretary, Treasurer and Director.  Mr. Overby was appointed Chief Strategy Officer (CSO) for the Company.

James J. Kiles, President, CEO and Director

Jim Kiles, age 62, is the Founder of Ystrategies, a consulting firm providing investment, development and strategic support for technology platforms.  In this role, Jim helps start-ups validate markets, identify customers and build their businesses. Jim is a member of the Lawrence Livermore National Laboratory Industrial Advisory Board and an Instructor for the Dept. of Energy's LabCorps program working with scientists from all of the US National Labs in their efforts to commercialize intellectual property targeting energy efficiency and renewable energy.  Jim also takes active roles in emerging private start-ups and is Managing Director of GroundControl Solutions, Inc. and SAFE-Skills, LLC, two  NY based technology businesses. Jim has been a Managing Director at Intel Capital (INTC) where he invested in numerous early stage technology companies. He holds a BA and JD from Syracuse University. He has held the following employment positions:  1994-2001: Managing Director Intel Capital, Intel Corporation (INTC);  2000-2002: CSO, Convera Corporation (CNVR);  2002-2008: CEO Eyetide Media, Inc.; 2008-2011: Managing Director, CPM Capital, LLC; 2011-2013: VP Corporate Development, Visage Mobile, Inc.; 2013-2014: VP Corporate Strategy, Cloudmark, Inc. and 2013-Present: Founder, Ystrategies (consulting).

Paul Overby, Chief Strategy Officer and Director

Paul Overby, age 58, serves as the Honorary Consul of the Federal Republic of Germany in Pittsburgh and as President and Chairman of the Board of the Pittsburgh Chapter of the German American Chamber of Commerce.  He is also a strategist for Wabtec Corporation.  A former U.S. diplomat in the Middle East and executive in Bombardier's rail business, Paul holds a BA from Yale University and a MBA from Harvard University.  From 2004 to December, 2008, he was Senior Director, Strategy and Performance, for Bombardier.  From January 2009 through December 2015, Mr. Overby was President of Paul Overby Associates, a consulting firm.  Thereafter he has served as Vice President, Integration and Strategy, of Waubtec Corporation from January 2016 to present.

There are no understandings between the Company and Mr. Kiles concerning his appointment as President, CEO and Director; likewise, there are no understandings between the Company and Mr. Overby concerning his appointment as Director or CSO.

Ashish Badjatia, Chief Operating Officer, Chief Financial Officer, Secretary, and Director

Ashish Badjatia is the Company's, Chief Operating and Financial Officer, Secretary and Director and is responsible for the day to day management of our Company, administrative functions, corporate filings and strategic evolution of its business.  Mr. Badjatia brings over 20 years of a wide array of experiences ranging from social networking, international trade, global investment banking, outsourcing, proposal management, and entrepreneurship. Mr. Badjatia holds a Bachelor of Business Administration from the Williamson School of Management at Youngstown State University, and a Master of International Affairs (International Business & Finance and South Asian Affairs) from the School of International and Public Affairs at Columbia University. Additionally, he has taken executive coursework for Venture Capital and Private Equity at the Indian School of Business. In the past, Mr. Badjatia has served on the Board of the India Ohio Chamber of Commerce.  Mr. Badjatia's work experience includes the following:

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11.   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2016 and 2015:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ashish	2016	51,000	-	-	-	-	-	-	51,000
Badjtia(1)	2015	-	-	-	-	-	-	34,450	34,450

James	2016	24,000	-	-	-	-	-	-	24,000
Kiles(2)	2015	-	-	-	-	-	-	-	-

Paul	2016	-	-	-	-	-	-	-	-
Overby(3)

(1)	Chief Operating and Financial Officer, Secretary and Director

(2)	Chief Executive, President and Director

(3)	Chief Strategy Officer

Employment Agreements

On October 1, 2016 the Company entered into independent consulting agreements with James Kiles and Ashish Badjtia.  Both agreements require payment of monthly consulting fees of $8,000 plus reimbursement of out of pocket expenses.  Both contracts terminate on September 30, 2019 and both include, at the option of the consultant, the right to convert unpaid compensation into five percent notes convertible, at any time, at the holders' option into common shares of the Company at $0.13333

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2016 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ashish Badjatia	73,096	-	-	.1333	-	-	-	-	-

James Kiles	-	-	-	-	-	-	-	-	-

Paul
Overby	-	-	-	-	-	-	-	-	-

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2015.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

common	James Kiles	875,000	5.90%
	1524 Rhine Street, Pittsburgh, PA 15212
common	Ashish Badjatia	575,308	3.89%
	1524 Rhine Street, Pittsburgh, PA 15212
common	Paul Overby	800,000	5.40%

common	All officers and directors as a group	2,250,308	15.19%

5% shareholders

common	Jeffrey Wateska IRA	1,600,000	10.80%
	1524 Rhine Street, Pittsburgh, PA 15212

common	Robert Petchel	1,550,000	10.46%
	1524 Rhine Street, Pittsburgh, PA 15212

Common	All 5% shareholders	2,150,000	21.26%

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We currently operate with three directors, James Kiles, Ashish Badjatia and Paul Overby. We have determined that our directors are not "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related		All Other
Year	Audit Fees	Fees	Tax Fees	Fees
2016	$16,500	-	-	-
2015	$14,000	-	-	-

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

Ystrategies Corp

Date: April 21, 2017	/s/ James Kiles
James Kiles President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 21, 2017	/s/ Ashish Badjatia
Ashish Badjatia, Chief Financial Officer, Secretary