Form 10-Q
period 2017-03-31
YSTRATEGIES CORP.
filed 2017-05-31
CIK 1510891

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-171572

Ystrategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6101 Penn Avenue, Ste. 102 Pittsburgh, PA	15206
(Address of principal executive offices)	(Zip Code)

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
☒ Yes             ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  16,630,438 shares of common stock as of May 22, 2017.

YSTRATEGIES CORP.
FOR THE THREE MONTHS ENDED
MARCH 31, 2017

PART I

Item 1     Financial Statements

YSTRATEGIES CORP.
Balance Sheets
	March 31	December 31
	2017	2016
	(unaudited)
ASSETS

Current assets
Cash	$17,987	$834
Prepaid expenses	86,763	2,934
Total current assets	104,750	3,768

Long term assets
Prepaid expense, net of current	62,911	8,231
Total long term assets	62,911	8,231

Total assets	$167,661	$11,999

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and acccrued liabilities	$169,881	$146,596
Total current liabilities	169,881	146,596

Long term liabilities
Convertible notes payable-related parties, net	56,784	23,420
Convertible note payable-net	25,000	-
Total long term liabilities	81,784	23,420
Total liabilities	251,665	170,016

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares
authorized; 15,547,915 and 14,837,915 issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	15,548	14,838
Additional paid-in capital	2,856,536	2,678,728
Accumulated deficit	(2,956,088)	(2,851,583)
Total stockholders' deficit	(84,004)	(158,017)

Total liabilities and stockholders' deficit	$167,661	$11,999

See accompanying notes to unaudited financial statements

YSTRATEGIES CORP.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue
Commissions	-	7,217
Total revenue	-	7,217

Operating expenses
Costs of revenues	$-	$3,322
Depreciation	-	357
General and administrative	101,610	31,202
Total operating expenses	101,610	34,881

Net operating loss	(101,610)	(27,663)

Other expense
Interest expense	(2,895)	(269)
Total other expense	(2,895)	(269)

Net loss	$(104,505)	$(27,932)

Net loss per common share - basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding -
basic and diluted	14,916,193	5,377,146

See accompanying notes to unaudited financial statements

INDIA ECOMMERCE CORPORATION
Statements of Cash Fows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(104,505)	$(27,932)
Adjustments to reconcile net loss to net
cash provided by (used in) by operating activities:
Amortization of debt discount	1,974	-
Common stock issued for services	20,987	505
Depreciation	-	357
Expenses paid on behalf of the Company by a related party	25,027	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,643	8,317
Accounts receivable	-	7,090
Prepaid expenses	4,027	-
Net cash used by operating activities	(12,847)	(11,663)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable, related party	5,000	-
Proceeds from convertible note payable	25,000	-
Common stock issued for cash	-	30,000
Net cash provided by financing activities	30,000	30,000

Net change in cash	17,153	18,337
Cash, beginning of period	834	1,766

Cash, end of period	$17,987	$20,103
Non-cash Investing and Financing Activities:
Beneficial conversion feature	$14,995	$-
Common stock issued for prepaid expenses	$77,550	$-
Warrants issued for prepaid expenses	$64,986	$-
Conversion of accrued compensation to convertible note	$41,385	$-

See accompanying notes to unaudited financial statements

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Ystratergies have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2016 and 2015 contained in the Company's Form 10-K originally filed with the Securities and Exchange Commission on April 21, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2016 and 2015 as reported in the Company's Form 10-K have been omitted.

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

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses include the cost of common shares and warrants issued, in advance, for consulting services plus a security deposit for office space located in San Francisco, CA.  1,200,000 shares were issued, to two consultants, were recorded at a cost of $0.01 per share or a total cost of $12,000, and are being amortized over forty eight months, the life of the contracts.  550,000 shares were issued, to the same two consultants, were recorded at a cost of $0.141 per share or a total cost of $77,550 and will be amortized over forty two months, the remaining life of the contracts.  500,000 warrants were issued to a consultant at a cost of $0.13 per share or a total cost of $64,986 and will be amortized over twelve months, the term of the contract.

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

During the three months ended March 31, 2017 the Company did not earn any fees for consulting services or from commissions.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the three months ended March 31, 2017.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2017 or December 31, 2016.

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

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

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 2,235,059 dilutive shares outstanding as of March 31, 2017.

Research and Development Costs

The Company has and will continue to enter into participation contracts with third party entities that will require funding for the development and production of various products.  Each contract will be analyzed and reviewed based on its specific content, to determine its specific disclosure with regard to ASC 350-30.  The Company has reviewed the existing agreements and has determined that it is not economically feasible, at this time, to determine, for any of the products being developed, the economic benefit to be received, nor their future useful life and therefore has expensed $40,027 previous to the current three months and $0, as research and development costs, during the three months ended March 31, 2017.

Recently Adopted Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, through March 31, 2017, and believes that none are expected to have a material effect on the Company's financial statements.

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and marketing. As a result, the Company incurred accumulated net losses through March 31, 2017 of $2,956,088. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016.

	March 31	December 31
	2017	2016
Computers and office equipment	$8,614	$8,614
less: accumulated depreciation	(8,614)	(8,614)
Equipment - net	$-	$-

Depreciation expense was $0 for the three months ended March 31, 2017 and $357 for the year ended December 31, 2016.

NOTE 5– NOTES PAYABLE

The components of notes payable at March 31, 2017 and December 31, 2016 are summarized in the following tables.

	March 31	December 31
	2017	2016
Note payable – 5% interest, unsecured and due January 1, 2019	25,000	-
Balance - March 31, 2017	$25,000	$-

On December 31, 2016 the holder of the 24% related party note payable converted the note and accrued interest into warrants.

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

NOTE 5– NOTES PAYABLE (CONTINUED)

On March 14, 2017 the Company issued a convertible promissory note in the amount of $25,000 with principal and interest due and payable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at $0.1333 per share after 180 days, at the holder's option.  Due to the fact that the trading price of the Company's stock was less than the stated conversion rate of the note, there was no beneficial conversion feature.

	March 31,	December 31,
	2017	2016
Related party convertible notes payable -5% interest; due January 1, 2019	$70,591	$24,206
less: unamortized discount	(13,807)	(786)
Balance - March 31, 2017	$56,784	$23,420

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

On August 4, and August 5, 2016 one director and two affiliates were issued convertible promissory notes totaling $7,500 with principal and interest due and payable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at $0.135 per share after 180 days, at the holder's option.  Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $945 for the beneficial conversions was recorded against these notes and will be amortized against interest expense through the life of the notes.  During the three months ended March 31, 2017 interest expense of $99 was recorded as part of the amortization of the beneficial conversion feature of the notes.

On January 1, 2017 a director was issued a convertible promissory note, convertible at $0.13333 per share after 180 days at the holder's option, bearing interest of 5% per annum, principal and interest due, in full if not paid sooner, on January 1, 2019, in the amount of $41,385, of which $17,385 was to pay overhead items and $24,000 was to pay accrued salary owing under a consulting agreement. Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $14,995 for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note.  During the three months ended March 31, 2017 interest expense of $1,874 was recorded as part of the amortization of the beneficial conversion feature of the notes.

On January 20, 2017 the Company issued, to a director, a $5,000 convertible promissory note to secure a cash advance, principal and interest repayable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at a cost of $0.135 per share after 180 days, at the holder's option.  Because the trading price of the Company's stock was less than the stated conversion rate of the note, there was no beneficial conversion feature.

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

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

On June 3, 2016 the Company issued 7,249,999 of its common restricted shares to seven individuals for past services provided as directors, officers and employees.  The shares were recorded at a cost of $0.26, each, for a total cost of $1,885,000.

On April 1, 2016, the Board of Directors passed a resolution to pay Ashish Badjatia, a director and operating officer, $3,000 per month as compensation for services to be rendered.  On October 1, 2016 the Company entered into a new contract with Mr. Badjatia to compensate him at the rate of $8,000 per month plus out of pocket expenses.  Unpaid compensation under the later contract is convertible, quarterly, into restricted common shares, at a cost of $0.1333 per share.  On December 31, 2016, Mr. Badjatia was owed, as a result of both contracts, a total of $36,000 in unpaid compensation. In addition, the Company owed Mr Badjatia $36,548, for accrued but unpaid consulting fees of $24,500 and $12,048 for a convertible note and accrued interest.  On December 31, 2016 the Company and Mr. Badjatia agreed to cancel that debt and issue 73,096 common stock warrants to Mr. Badjatia to be exercised, any time after thirty days but within five years from the date of issuance, at $0.50 per share.

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

On January 1, 2017 a director was issued a convertible promissory note, convertible at $0.13333 per share after 180 days at the holder's option, bearing interest of 5% per annum, principal and interest due, in full if not paid sooner, on January 1, 2019, in the amount of $41,385, of which $17,385 was to pay overhead items and $24,000 was to pay accrued salary owing under a consulting agreement.

On January 20, 2017 the Company issued, to a director, a $5,000 convertible promissory note to secure a cash advance, principal and interest repayable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at a cost of $0.135 per share after 180 days, at the holder's option.  Because the trading price of the Company's stock was less than the stated conversion rate of the note, there was no beneficial conversion feature.

	March 31,	December 31,
	2017	2016
Related party convertible notes payable -5% interest; due January 1, 2019	$70,591	$24,206
less: unamortized discount	(13,807)	(786)
Balance - March 31, 2017	$56,784	$23,420

NOTE 7 – STOCKHOLDERS' DEFICIT

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 15,547,915 and 14,837,915 shares of post-split common stock issued and outstanding at March 31, 2017 and December 31, 2016.

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

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

NOTE 7 – STOCKHOLDERS' DEFICIT (CONTINUED)

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

On September 27, 2016 the Company also issued 105,000 common shares to seven consultants in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time. The shares were recorded at a cost of $0.10 per share for a total cost of $10,500.

On January 19, 2017 and March 27, 2017 the Company issued 30,000 and 10,000 restricted common shares pursuant to a consulting agreement, recorded at a cost of $0.1281 and $0.17 per share for a total cost of $5,543.

On February 17, 2017 the Company issued 105,000 common shares to seven consultants in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time.  The shares were recorded at a cost of $0.1285 per share for a total cost of $13,493.
On February 28, 2017 the Company issued 15,000 common shares to one consultant in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time.  The shares were recorded at a cost of $0.13 per share for a total cost of $1,950

On March 31, 2017 the Company issued 550,000 common shares to two consultants as payment for their services.  The shares were recorded at a cost of $0.141 per share or a total of $77,550 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

YSTRATEGIES CORP.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2017

NOTE 8 – STOCK PURCHASE WARRANTS

On March 14, 2017, 500,000 warrants were issued, to a consultant, in consideration of consulting services to be provided during the ensuing year.  During the year ended December 31, 2016, the Company issued 73,096 warrants to acquire its common stock. In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

	March 31, 2017	December 31, 2016

Risk-free interest rate	1.06%	1.93%
Expected options life	5.00	5.00
Expected dividend yield	-	-
Expected price volatility	330.11%	348.69%

A summary of the status of the Company's stock options as of March 31, 2017 and changes during the three months ended March 31, 2017 and for the year ended December 31, 2016 is presented below:

Number of
Warrants

Outstanding at December 31, 2016	1,739,763

Warrants granted during the three months ended March 31, 2017	500,000
Warrants exercised	-
Warrants forfeited or expired	-
Outstanding at March 31, 2017	2,239,763
Exercisable at March 31, 2017	2,739,763

The following table summarizes information about options and warrants as of March 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	1,666,667	2.67	$0.06	1,666,667	$0.06
$0.50	73,096	4.96	$0.50	73,096	$0.50
$0.1333	500,000	4.96	$0.1333	500,000	$0.1333
	2,239,763	3.26	$0.09	2,239,763	$0.09

NOTE 9 – SUBSEQUENT EVENTS

On April 23, 2017 the Company issued 150,000 common shares to a consultant as compensation for services provided.

On April 24, 2017 the Company liquidated, substantially all of its debt of $124,305, owing to James Kiles by issuing, to him, 932,523 common shares.

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

History and Overview

Ystrategies Corp., located in Pittsburgh PA, was incorporated, on January 19, 2011, under the laws of the state of Nevada as India Ecommerce Corporation.  On March 9, 2016, India Ecommerce Corporation completed a merger with its wholly owned subsidiary, Ystrategies Corp., a Nevada corporation, which was incorporated solely to effect a change of name.  As a result, the Company changed its name from India Ecommerce Corporation to Ystrategies Corp.  The Company has modified its business model to include the management of interests in technology platforms and growth businesses with strong intellectual property positions.

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

Directors and Officers

Below are the names and certain information regarding our executive officers and directors during the quarter ended March 31, 2017.

Name	Age	Position
James J. Kiles	63	Chief Executive Officer, President and Chairman
Ashish Badjatia	47	Chief Operating and Financial Officer, Secretary and Director
Paul I. Overby	60	Chief Strategy Officer and Director

There are no other directors or officers.

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

Jim Kiles is the Company's President, Chief Executive and Financial Officer, Secretary and Director. He is responsible for driving investment, development and strategic support for technology platforms.  In this role, Jim helps start-ups validate markets, identify customers and build value in business. Jim is a member of the Lawrence Livermore National Laboratory Industrial Advisory Board and an Instructor for the Dept. of Energy's LabCorps program working with scientists from all 8 US National Labs in their efforts to commercialize intellectual property targeting energy efficiency and renewable energy. Jim is  the former Managing Director for Enabling Technology Investments at Intel Capital (1995-2001- Akamai (IPO), Williams Communications (IPO), Digital Island (IPO), Sightpath (Acquired-Cisco), Loudeye (IPO), Juno (IPO), iBeam (IPO-Acquired Williams), Convera (IPO); Investor and advisor to Angel Investors LLC (1998-2004- Ask Jeeves, Loudeye, Google); Investor & Executive (Eyetide Media- CEO 2003-2008, Living Networks- CEO 2008-2011, Visage Mobile VP Corp Dev 2011-2013, Cloudmark VP Strategy 2013, SAFE Managing Director 2011-2016, GroundControl Solutions 2015-2016). He holds a BA and JD from Syracuse University.

Ashish Badjatia is the Company's Chief Operating and Financial Officer, Secretary and Director. In this role, he is responsible for the day-to-day management of our Company, administrative functions, corporate filings and strategic evolution of its business. Ashish was the founder & CEO of the India Ecommerce Company (IEEC- merged with YSTR in 2016) which developed internet software businesses focused on integrated commerce opportunities between India and Indian communities in the US. He brings a stellar record of developing and managing small public companies and 20 years of experience in various related activities, including social networking, international trade, global investment banking, outsourcing, proposal management, and entrepreneurship. Included in those activities is a stint as investment banking executive with Morgan Stanley in India. Ashish holds a Bachelor of Business Administration from the Williamson School of Management at Youngstown State University, and a Master of International Affairs (International Business & Finance and South Asian Affairs) from the School of International and Public Affairs at Columbia University.

Paul Overby is the Company's Chief Strategy Officer and Director. In this role, he provides strategic guidance to the Company. In addition, Paul serves as the Honorary Consul of the Federal Republic of Germany in Pittsburgh and as President and Chairman of the Board of the Pittsburgh Chapter of the German American Chamber of Commerce.  He is also a strategist for Wabtec Corporation.  A former U.S. diplomat in the Middle East and executive in Bombardier's rail business, he is a start-up founder and early-stage investor.  Paul holds a BA from Yale University and a MBA from Harvard University.

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

On June 10, 2016, the Company appointed Robert Petchel the Senior Vice President of Project Development.

On September 27, 2016, the Company signed a consulting agreement with Shirley Gee in the role of Venture Partner. In this role, Ms. Gee shall provide a broad range of services with the intent to organize the internal structure and operations of the Company to facilitate larger levels of fundraising. Ms. Gee's compensation in this role consists of 700,000 shares upon signing and an additional 300,000 shares at the end of 2017 Q1 contingent upon continuation of her role. In addition, consultant is to receive monthly compensation of $8,000 per month, commencing at a, to be determined future date, deferred, and paid in full, when the Company secures funding of at least $750,000, at which time the compensation shall increase to $12,000 per month, non-deferred.  In any quarter, after the deferred compensation has commenced, the consultant may elect to convert that quarter's unpaid compensation into 25,000 common restricted shares.  On April 23, 2017 Ms. Gee elected to convert the unpaid consulting fees and the Company issued, to her, 150,000 common shares.

On January 19, 2017 the Company entered into a consulting agreement with Zachary Lebovitz to provide technology services as required thru March 25, 2017. The agreement required compensation of 30,000 shares to be issued at the rate of 10,000 shares per month, was automatically renewable unless otherwise canceled, for additional 10,000 common shares per month. The 30,000 shares were recorded at a cost of $0.1281 per share for a total cost of $3,843 and the 10,000 renewal shares were recorded at a cost of $0.17 per share for a total cost of $1,700

On March 14, 2017 the Company entered into a one year consulting agreement, with Jon Sigerman, having an effective date of March 9, 2017 to compensate Mr. Sigerman for services to be provided.  Compensation is the issuance of a warrant, exercisable thirty days from the effective date, to purchase up to 500,000 common shares of the Company at a cost of $0.13333 per share.

Advisory Board

On September 27, 2016, the Company formally created, and approved, a Science and Technology Advisory Board ("Advisory Board"). Each of the initial seven members of this Board will receive 15,000 shares of common stock for serving in this role.  On February 17, 2017 the Company added an additional eight members to the Advisory Board, also at a cost of 15,000 common shares for each individual.

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

We have generated minimal revenue from our core business model.  During the three months ended March 31, 2017, we earned commissions of $0 from internet sales compared to $7,217 during the same three months in 2016. We had no consulting revenue during either three month period. Consulting contracts cover a variety of circumstances and needs and only become available from potential clients on an "as needed" basis.  No such contracts were entered into during the three months ended March 31, 2017 and 2016.

Our total operating expenses of $101,610 incurred during the three months ended March 31, 2017 consisted of administrative and general costs of $101,610 included accrued management fees of $73,000, compared to a total of $34,881 for the same three months in 2016. Interest cost, due to additional notes and loans, for the three months ended March 31, 2017 was $2,895 compared to $269 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Net cash used, by operating activities, during the three months ended March 31, 2017 was $12,847 compared to $11,663 for the three months ended March 31, 2016.  The Company has stabilized its overhead while management has provided the labor to create and develop the current projects.

Investing Activities

We did not use any cash resources for investing activities during the three months ended March 31, 2017 or March 31, 2016.

Financing Activities

During the three months ended March 31, 2017 the Company generated $5,000 from the issuance of a convertible note to the Company Board Chairman and $25,000 from an unrelated investor. The Company sold common stock for $30,000 cash during the three months ended March 31, 2016.

Going Concern

During the three months ended March 31, 2017, we incurred a net loss of $104,505 which included a non-cash accrual, of $73,000 for management and consulting compensation expense compared to $34,881 for the three months ended March 31, 2016, which included $3,000 for management and consulting.  We have an accumulated deficit of $2,956,088 since inception.  We are in the early stage of operations and have generated minimal revenue. Our new management, in furtherance of the business plan has entered into several contracts which are intended to provide future revenue. However, because we will continue to generate losses in the near future these conditions raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable. During the three months ended March 31, 2017, the Company earned $0 for product sales generated through the Amazon web site.

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

Item 4     Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2017 the Company issued 30,000 common shares, pro-rated over three months to a consultant for services to be provided. Based on the fair market value of the stock on that day of $0.1281 per share, the stock was recorded at a total cost of $3,843.

On February 17, 2017, the Company issued 105,000 common shares to seven consultants for the use of their persona in marketing and other materials and for their individual expertise.  Based on the fair market value of the stock on that day the shares were recorded at a cost of $0.01285 per share or a total cost of $13,492.

On February 28, 2017 the Company issued 15,000 common shares to an individual for the use of his persona in marketing and other materials and for his expertise.  Based on the fair market value of the stock on that day the shares were recorded at a cost of $0.13 per share or a total cost of $1,950.

On March 26, 2017, the Company issued 10,000 common shares to a consultant for services rendered.  Based on the fair market value of the stock on that day the shares were recorded at a cost of $0.17 per share or a total cost of $1,700.

On March 31, 2017 the Company issued 550,000 common shares to two consultants as payment for their services.  The shares were recorded at a cost of $0.141 per share or a total of $77,550 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

Item 3     Defaults upon Senior Securities

None.

Item 4     Mine Safety Disclosures

N/A.

Item 5     Other Information

None.

Item 6     Exhibits

Number	Exhibit

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Ystrategies Corp.

Date: May 31, 2017	/s/ Jim Kiles
Jim Kiles President and Chief Executive Officer