Form 10-Q
period 2017-06-30
YSTRATEGIES CORP.
filed 2017-08-14
CIK 1510891

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  16,630,438 shares of common stock as of August 13, 2017.

1

YSTRATEGIES CORP.

FOR THE SIX MONTHS ENDED

JUNE 30, 2017

YSTRATEGIES CORP.

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$555	$834
Prepaid expenses	70,881	2,934
Total Current Assets	71,436	3,768

Long term assets
Prepaid expenses, non-current	56,647	8,231
Total long-term assets	56,647	8,231

Total assets	$128,083	$11,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$157,096	$146,596
Total current liabilities	157,096	146,596

Long term liabilities
Convertible notes payable-related parties, net	13,106	23,420
Convertible note payable, net	25,000	—
Total long term liabilities	38,106	23,420

Total liabilities	$195,202	$170,016

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 16,630,438 and 14,837,915 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	$16,621	$14,838
Additional paid-in capital	3,203,798	2,678,728
Stock payable	1,700	—
Accumulated deficit	(3,289,238)	(2,851,583)
Total stockholders' deficit	(67,119)	(158,017)

Total liabilities and stockholders' deficit	$128,083	$11,999

The accompanying notes are an integral part of these unaudited financial statements

YSTRATEGIES CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$—	$1,363	$—	$8,580

Costs of Revenue	—	—	—	—

Gross margin	—	1,363	—	8,580
Operating expenses
Depreciation	—	—	—	357
General and administrative	327,627	1,920,214	429,237	1,954,738
Total operating expenses	327,627	1,920,214	429,237	1,955,095

Loss from operations	(327,627)	(1,918,851)	(429,237)	(1,946,515)

Other expense
Interest expense	(32,523)	(656)	(35,418)	(925)
Gain on settlement of accrued liabilites	27,000	—	27,000	—
Total other income (expense)	(5,523)	(656)	(8,418)	(925)

Net loss	$(333,150)	$(1,919,507)	$(437,655)	$(1,947,440)

Net loss per common share: basic and diluted	$(0.02)	$(0.23)	$(0.03)	$(0.28)

Weighted average common shares outstanding -basic and diluted	16,355,460	8,454,344	15,639,771	6,942,119

The accompanying notes are an integral part of these unaudited financial statements

YSTRATEGIES CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	$(437,655)	$(1,947,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	33,842	—
Gain on settlement of accrued liabilities	(27,000)	—
Common stock, stock payable, and warrants issued for services	207,261	1,900,628
Depreciation	—	357
Expenses paid on behalf of the Company by a related party	44,465
Changes in assets and liabilities
Prepaid Expenses	26,173	—
Accounts receivable	—	7,090
Accounts payable and accrued liabilities	122,635	16,403
Net cash from operating activities	(30,279)	(22,962)

Cash Flows from Investing Activities

Net cash from investing activities	—	—

Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	30,000
Proceeds from convertible notes payable	25,000	—
Proceeds on Convertible Notes/ Loans Payable- RP	5,000	—
Net cash from financing activities	30,000	30,000

Net increase (decrease) in cash	(279)	7,038

Cash, beginning of period	834	1,766

Cash, end of period	$555	$8,804

Non-Cash investing and financing transactions
Shares issued for settlement of notes payable and accrued liabilites	$124,306	$—
Shares issied for prepaid expenses	$77,550	$—
Warrants issued for prepaid expenses	$64,986	$—
Debt discount from beneficial conversion feature	$33,450	$—
Common stock issued for conversion of accrued comp	$21,000	$—

The accompanying notes are an integral part of these unaudited financial statements

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

June 30, 2017

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Ystrategies have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 contained in the Company's Form 10-K originally filed with the Securities and Exchange Commission on April 21, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for year ended December 31, 2016 as reported in the Company's Form 10-K have been omitted.

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

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

June 30, 2017

Classification	Estimated Useful Lives
Furniture and fixtures	5-7 years
Computers and office equipment	3-5 years

Revenue Recognition

The Company recognizes revenue for its professional services and product sales when persuasive evidence of an arrangement exists, performance of services has occurred or the product has been delivered, and the sales price is fixed or determinable and collectability is probable.

During the six months ended June 30, 2017 the Company did not earn any fees for consulting services or from commissions.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the six months ended June 30, 2017.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2017 or December 31, 2016.

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

Notes to Unaudited Financial Statements

June 30, 2017

Stock-Based Compensation

The Company records stock-based compensation at fair value as of the date of grant and recognizes the corresponding expense over the requisite service period.  Compensation expense is generally recognized on a straight line basis over the service period.

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 2,515,606 dilutive shares outstanding as of June 30, 2017. There shares potentially could dilute basic EPS in the future but were excluded in the computation of loss per share because to do so would have been antidilutive for the periods presented.

Research and Development Costs

The Company has and will continue to enter into participation contracts with third party entities that will require funding for the development and production of various products.  Each contract will be analyzed and reviewed based on its specific content, to determine its specific disclosure with regard to ASC 350-30.  The Company has reviewed the existing agreements and has determined that it is not economically feasible, at this time, to determine, for any of the products being developed, the economic benefit to be received, nor their future useful life and therefore has expensed $40,027 previous to the current six months and $0, as research and development costs, during the six months ended June 30, 2017.

Recently Adopted Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, through June 30, 2017, and believes that none are expected to have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and marketing. As a result, the Company incurred accumulated net losses through June 30, 2017 of $3,289,238. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

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

NOTE 4 – PREPAID EXPENSES

Prepaid Expenses

During the six months ended June 30, 2017 the Company prepaid expenses of $147,536 for consulting services and are being amortized over the life of the contracts. As of June 30, 2017 and December 31, 2016, there were prepaid expenses of $127,528 and $154,827, respectively.

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

June 30, 2017

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Computer and office equipment	$8,614	$8,614
Less accumulated depreciation	$(8,614)	$(8,614)
Equipment-net	$—	$—

Depreciation expense was $0 and $357 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6– NOTES PAYABLE

The components of notes payable at June 30, 2017 and December 31, 2016 are summarized in the following tables.

	June 30, 2017	December 31, 2016
Note Payable - 24% interest, unsecured and due January 2019	$25,000	$—
Balance - June 30, 2017	$25,000	$—

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

	June 30, 2017	December 31, 2016
Related party convertible notes payable - 5% interest, due January 1, 2019	$13,500	$24,796
Less: unamortized discount	$(394)	$(786)
Balance - June 30, 2017	$13,106	$23,420

Between July 21, and October 31, 2016 two directors and one affiliate, were issued convertible promissory notes totaling $16,706 with principal and interest due and payable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at $0.135 per share after 180 days, at the holder's option.  Because the trading price of the Company's stock was less than the stated conversion rate of the note, there was no beneficial conversion feature. On April 24, 2017, the Company partially converted $10,706 of these notes along with other debt due to the director into 932,523 shares of common stock to the director at $0.1333 per share.

On August 4, and August 5, 2016 one director and two affiliates were issued convertible promissory notes totaling $7,500 with principal and interest due and payable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at $0.135 per share after 180 days, at the holder's option.  Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $945 for the beneficial conversions was recorded against these notes and will be amortized against interest expense through the life of the notes.  During the three and six months ended June 30, 2017 interest expense of $99 and $296 was recorded as part of the amortization of the beneficial conversion feature of the notes, respectively.

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

June 30, 2017

On January 1, 2017 a director was issued a convertible promissory note, convertible at $0.13333 per share after 180 days at the holder's option, bearing interest of 5% per annum, principal and interest due, in full if not paid sooner, on January 1, 2019, in the amount of $41,385, of which $17,385 was to pay overhead items and $24,000 was to pay accrued salary owing under a consulting agreement. Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $14,995 for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note.  During the three and six months ended June 30, 2017 interest expense of $1,828 and $13,167 was recorded as part of the amortization of the beneficial conversion feature of the notes. On April 24, 2017, the Company converted the note along with other debt due to the director into 932,523 shares of common stock to the director at $0.1333 per share.

On January 20, 2017 the Company issued, to a director, a $5,000 convertible promissory note to secure a cash advance, principal and interest repayable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at a cost of $0.135 per share after 180 days, at the holder's option.  Because the trading price of the Company's stock was less than the stated conversion rate of the note, there was no beneficial conversion feature. On April 24, 2017, the Company converted the note along with other debt due to the director into 932,523 shares of common stock to the director at $0.1333 per share.

On April 24, 2017 a director was issued a convertible promissory note for $67,215, convertible at $0.13333 per share at the holder's option, bearing interest of 5% per annum, principal and interest repayable on or before January 1, 2019, Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $18,455 for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note.  During the three and six months ended June 30, 2017 interest expense of $18,455 was recorded as part of the amortization of the beneficial conversion feature of the notes. On April 24, 2017, the Company converted the note along with other debt due to the director into 932,523 shares of common stock to the director at $0.1333 per share.

During six month periods ending June 30, 2017 and 2016, the Company recorded interest expense of $1,575 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

June 30, 2017

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

On April 24, 2017 a director was issued a convertible promissory note for $67,215, convertible at $0.13333 per share at the holder's option, bearing interest of 5% per annum, principal and interest repayable on or before January 1, 2019, Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30.  A discount of $18,455 for the beneficial conversion was recorded against this note and will be amortized against interest expense through the life of the note.  During the three and six months ended June 30, 2017 interest expense of $18,455 was recorded as part of the amortization of the beneficial conversion feature of the notes. On April 24, 2017, the Company converted the note along with other debt due to the director into 932,523 shares of common stock to the director at $0.1333 per share.

NOTE 8 – STOCKHOLDERS' DEFICIT

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 16,630,438 and 14,837,915 shares of post-split common stock issued and outstanding at June 30, 2017 and December 31, 2016.

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

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

June 30, 2017

On September 27, 2016 the Company issued 700,000 and 500,000 shares, respectively, to two consultants for services to be provided, based on the fair market value of the stock on that date of $0.01 per share or a total cost of $12,000.  The 700,000 common shares were recorded at $0.01per share, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $7,000, to be amortized, over the term of the contract.  In addition, this consultant will accrue $8,000 in fees with the consultant having the option to convert the accrued fees into 25,000 shares of common stock each quarter.  Similarly, the 500,000 common shares were valued at $0.01, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $5,000, to be amortized, over the term of the contract.  The contracts contained a commitment to issue an additional 300,000 and 250,000 shares, respectively, by June 30, 2017.

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

On February 28, 2017 the Company issued 15,000 common shares to one consultant in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time.  The shares were recorded at a cost of $0.13 per share for a total cost of $1,950.

On March 26, 2017, the Company issued 10,000 common shares to a consultant for services rendered.  Based on the fair market value of the stock on that day the shares were recorded at a cost of $0.17 per share or a total cost of $1,700. As of June 30, 2017, the shares have not been issued and have been recorded as stock payable.

On March 31, 2017 the Company issued 550,000 common shares to two consultants as payment for their services.  The shares were recorded at a cost of $0.141 per share or a total of $77,550 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

On April 23, 2017 the Company issued 150,000 common shares to one consultant for settlement of accrued services.

On April 24, 2017 the Company issued 932,523 common shares to one director for conversion of notes payable and advance through March 31, 2017.

NOTE 9 – STOCK PURCHASE WARRANTS

On March 14, 2017, 500,000 warrants were issued, to a consultant, in consideration of consulting services to be provided during the ensuing year.

On June 27, 2017, the Company granted stock warrants for 932,523 shares of common stock in association with a consulting agreement with a director. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.20/share, the exercise price is $0.50/share, the value of the issuance is $186,276.

During the year ended December 31, 2016, the Company issued 73,096 warrants to acquire its common stock.

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

June 30, 2017

In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.06 - 1.83%	1.06%
Expected options life	5.00	5.00
Expected dividend yield	—	—
Expected price volatility	316-330.11%	330.11%

A summary of the status of the Company's stock options as of June 30, 2017 and changes during the six months ended June 30, 2017 and for the year ended December 31, 2016 is presented below:

Number of Warrants
Outstanding at December 31, 2016	1,739,763

Warrants granted during the six months ended June 30, 2017	1,432,523
Warrants exercised	—
Warrants forfeited or expired	—
Outstanding at June 30, 2017	3,172,286
Exercisable at June 30, 2017	3,172,286

The following table summarizes information about options and warrants as of June 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	1,666,667	2.42	$0.06	1,666,667	$0.06
$0.50	1,005,619	4.96	$0.50	1,005,619	$0.50
$0.1333	500,000	4.71	$0.1333	500,000	$0.1333
	3,172,286	3.55	$0.09	3,172,286	$0.09

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

Directors and Officers

Below are the names and certain information regarding our executive officers and directors during the quarter ended June 30, 2017.

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

On January 19, 2017 the Company entered into a consulting agreement with Zachary Lebovitz to provide technology services as required thru March 25, 2017. The agreement required compensation of 30,000 shares to be issued at the rate of 10,000 shares per month, was automatically renewable unless otherwise canceled, for additional 10,000 common shares per month. The 30,000 shares were recorded at a cost of $0.1281 per share for a total cost of $3,843 and the 10,000 renewal shares were recorded at a cost of $0.17 per share for a total cost of $1,700.

On March 14, 2017 the Company entered into a one year consulting agreement, with Jon Sigerman, having an effective date of March 9, 2017 to compensate Mr. Sigerman for services to be provided.  Compensation is the issuance of a warrant, exercisable thirty days from the effective date, to purchase up to 500,000 common shares of the Company at a cost of $0.13333 per share.

On May 17, 2017 the Company entered into a consulting agreement with Joshua Pagonis to provide research analyst services as required thru September 30, 2017. The agreement required compensation of 30,000 shares to be issued within 10 days after September 30, 2017.

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

Results of Operations for Three and Six Months Ended June 30, 2017 and 2016

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

We have generated minimal revenue from our core business model.  During the three and six months ended June 30, 2017, we earned commissions of $0 from internet sales compared to $1,363 and $8,580 during the same three and six months in 2016, respectively. We had no consulting revenue during either three or six month period. Consulting contracts cover a variety of circumstances and needs and only become available from potential clients on an "as needed" basis.  No such contracts were entered into during the six months ended June 30, 2017 and 2016.

Our total operating expenses of $327,627 and $429,237 incurred during the three and six months ended June 30, 2017 consisted of administrative and general costs of $327,627 and $429,237, respectively. General and administrative expenses during the three and six month period consisted primarily of management and consulting fees of $74,336 and $147,336, respectively.

Total operating expenses during the three and six month period ended June 30, 2016 were $1,920,214 and $1,955,095, which consisted of General and administrative expense of $1,920,214 and $1,955,095, respectively.

Interest cost, due to additional notes and loans, for the three and six months ended June 30, 2017 was $32,523 and $35,418 compared to $656 and $925 for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Net cash used, by operating activities, during the six months ended June 30, 2017 was $30,279 compared to $22,962 for the six months ended June 30, 2016.  The Company has stabilized its overhead while management has provided the labor to create and develop the current projects.

Investing Activities

We did not use any cash resources for investing activities during the three months ended June 30, 2017 or 2016.

Financing Activities

During the six months ended June 30, 2017 the Company generated $5,000 from the issuance of a convertible note to the Company Board Chairman and $25,000 from an unrelated investor. The Company sold common stock for $30,000 cash during the six months ended June 30, 2016.

Going Concern

During the six months ended June 30, 2017, we incurred a net loss of $437,655 which included a non-cash accrual, of $144,000 for management and consulting compensation expense compared to $1,947,440 for the six months ended June 30, 2016, which included $1,912,628 for management and consulting.  We have an accumulated deficit of $3,289,238 since inception.  We are in the early stage of operations and have generated minimal revenue. Our new management, in furtherance of the business plan has entered into several contracts which are intended to provide future revenue. However, because we will continue to generate losses in the near future these conditions raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable. During the three months ended June 30, 2017, the Company earned $0 for product sales generated through the Amazon web site.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2017 the Company issued 15,000 common shares to one consultant in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time.  The shares were recorded at a cost of $0.13 per share for a total cost of $1,950.

On March 26, 2017, the Company issued 10,000 common shares to a consultant for services rendered.  Based on the fair market value of the stock on that day the shares were recorded at a cost of $0.17 per share or a total cost of $1,700. As of June 30, 2017, the shares have not been issued and have been recorded as stock payable.

On March 31, 2017 the Company issued 550,000 common shares to two consultants as payment for their services.  The shares were recorded at a cost of $0.141 per share or a total of $77,000 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

On April 23, 2017 the Company issued 150,000 common shares to one consultant for settlement of accrued services.

On April 24, 2017 the Company issued 932,523 common shares to one director for conversion of notes payable and advance through March 31, 2017.

Item 3     Defaults upon Senior Securities

None.

Item 4     Mine Safety Disclosures

N/A.

Item 5     Other Information

In June 2017, Jim Kiles made open market purchases of common stock on nine occasions totaling 9,750 shares. The following lists those purchases:

June 5, 2017: Purchased 1000 shares at $0.20 per share

June 5, 2017: Purchased 500 shares at $0.1965 per share

June 6, 2017: Purchased 500 shares at $0.20 per share

June 9, 2017: Purchased 2500 shares at $0.195 per share

June 13, 2017: Purchased 1000 shares at $0.1994 per share

June 16, 2017: Purchased 500 shares at $0.20 per share

June 16, 2017: Purchased 2500 shares at $0.1955 per share

June 28, 2017: Purchased 1000 shares at $0.198 per share

June 30, 2017: Purchased 250 shares at $0.22 per share

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

Ystrategies Corp.

Date: August 14, 2017	/s/ Jim Kiles
Jim Kiles President and Chief Executive Officer

