Form 10-Q
period 2017-09-30
YSTRATEGIES CORP.
filed 2017-11-13
CIK 1510891

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  17,113,728 shares of common stock as of November 13, 2017.

1

YSTRATEGIES CORP.

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2017

YSTRATEGIES CORP.

BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash	2,500	834
Prepaid expenses	54,502	2,934
Total Current Assets	57,002	3,768

Long term assets
Prepaid expenses, non-current	50,314	8,231
Total long-term assets	50,314	8,231

Total assets	$107,316	$11,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$85,005	$69,211
Due to related parties	156,099	77,385
Total current liabilities	$241,104	$146,596

Long term liabilities
Convertible notes payable-related parties, net	3,500	23,420
Convertible note payable-net	4,144	—
Total long term liabilities	7,644	23,420

Total liabilities	248,748	170,016

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 17,113,728 and 14,837,915 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	17,114	14,838
Additional paid-in capital	3,312,059	2,678,728
Stock payable	1,700	—
Accumulated deficit	(3,472,305)	(2,851,583)
Total stockholders' deficit	(141,432)	(158,017)

Total liabilities and stockholders' deficit	$107,316	$11,999

The accompanying notes are an integral part of these unaudited financial statements

YSTRATEGIES CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$—	$—	$—	$8,580

Costs of Revenue	—	—	—	—

Gross margin	—	—	—	8,580
Operating expenses
Cost of revenues	—	—	—	3,966
General and administrative	169,133	22,213	598,370	1,973,343
Total operating expenses	169,133	22,213	598,370	1,977,309

Loss from operations	(169,133)	(22,213)	(598,370)	(1,968,729)

Other expense
Interest expense	(13,934)	(845)	(49,352)	(1,770)
Gain on settlement of accrued liabilities	—	—	27,000	—
Total other income (expense)	(13,934)	(845)	(22,352)	(1,770)

Net loss	$(183,067)	$(23,058)	$(620,722)	$(1,970,499)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.21)

Weighted average common shares outstanding - basic and diluted	16,668,214	13,589,654	16,080,415	9,174,138

The accompanying notes are an integral part of these unaudited financial statements

YSTRATEGIES CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(620,722)	$(1,970,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	38,380	60
Expenses paid by related party on behalf of Company	52,314
Gain on settlement of accrued liabilites	(27,000)	—
Common stock and warrants issued for services	253,435	1,901,677
Depreciation	—	357
Changes in assets and liabilities
Prepaid expenses	48,885	(165)
Accounts receivable	—	7,090
Accounts payable and accrued liabilities	199,674	21,855
Net cash from operating activities	(55,034)	(39,625)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	1,700	30,000
Proceeds from convertible notes payable	50,000	10,000
Proceeds from convertible notes payable; related party	5,000	—
Net cash from financing activities	56,700	40,000

Net increase in cash	1,666	375

Cash, beginning of period	834	1,766

Cash, end of period	$2,500	$2,141

Non-Cash investing and financing transactions
Beneficial conversion feature	$58,450	$945
Shares issued for prepaid expenses	$77,550	$12,000
Warrants issued for prepaid expenses	$64,986	$—
Conversion of accrued comp to convertible note	$108,600	$—
Common stock issued for conversion of convertible note	$160,186	$—
Common stock issued for conversion of accrued comp	$21,000	$—

The accompanying notes are an integral part of these unaudited financial statements

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

September 30, 2017

(UNAUDITED)

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

September 30, 2017

(UNAUDITED

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

During the nine months ended September 30, 2017 the Company did not earn any fees for consulting services or from commissions.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the nine months ended September 30, 2017.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2017 or December 31, 2016.

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

September 30, 2017

(UNAUDITED

Stock-Based Compensation

The Company records stock-based compensation at fair value as of the date of grant and recognizes the corresponding expense over the requisite service period.  Compensation expense is generally recognized on a straight line basis over the service period.

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 2,462,535   dilutive shares outstanding as of September 30, 2017.

Research and Development Costs

The Company has and will continue to enter into participation contracts with third party entities that will require funding for the development and production of various products.  Each contract will be analyzed and reviewed based on its specific content, to determine its specific disclosure with regard to ASC 350-30.  The Company has reviewed the existing agreements and has determined that it is not economically feasible, at this time, to determine, for any of the products being developed, the economic benefit to be received, nor their future useful life and therefore has expensed $40,027 previous to the current nine months and $0, as research and development costs, during the nine months ended September 30, 2017.

Recently Adopted Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, through September 30, 2017, and believes that none are expected to have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and marketing. As a result, the Company incurred accumulated net losses through September 30, 2017 of $3,466,805. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

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

NOTE 4 – PREPAID EXPENSES

Prepaid Expenses

During the nine months ended September 30, 2017 the Company issued 580,000 shares and 500,000 warrants for prepaid expenses of $142,536   for consulting services and are being amortized over the life of the contracts. As of September 30, 2017 and December 31, 2016, there were prepaid expenses of $104,816 and $154,827, respectively.

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

September 30, 2017

(UNAUDITED

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Computer and office equipment	$8,614	$8,614
Less accumulated depreciation	(8,614)	(8,614)
Equipment-net	$—	$—

Depreciation expense was $0 and $0 and $0 and $357 for three and nine months ended September 30, 2017 and 2016, respectively.

NOTE 6– CONVERTIBLE NOTES PAYABLE

The components of notes payable at September 30, 2017 and December 31, 2016 are summarized in the following tables.

	September 30, 2017	December 31, 2016
Note Payable - 5% interest, unsecured and due January 2013	25,000	—
Less: unamortized discount	(20,856)	—
Balance - September 30, 2017	$4,144	$—

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

On July 7, 2017 the Company issued a convertible promissory note in the amount of $25,000 with principal and interest due and payable on or before January 1, 2019, bearing interest of 5% per annum and convertible into common shares at $0.1333 per share after 180 days, at the holder's option. Due to the fact that the trading price of the Company's stock was greater than the stated conversion rate of the note, the Company calculated the effective conversion price of the note based on the relative fair value allocated to the debt to determine the fair value of any beneficial conversion feature, in accordance with ASC 470-20-30. A discount of $25,000 for the relative fair value for the warrant valued at $17,187 and the beneficial conversion feature valued at $7,813 was recorded against the note and will be amortized over the life of the note to interest expense. As of September 30, 2017 interest expense of $4,144 was recorded as part of the amortization of the beneficial conversion feature of the notes.

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

September 30, 2017

(UNAUDITED

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

On January 1, 2017 a director was issued a convertible promissory note, convertible at $0.13333 per share after 180 days at the holder's option, bearing interest of 5% per annum, principal and interest due, in full if not paid sooner, on January 1, 2019, in the amount of $41,385, of which $17,385 was to pay overhead items and $24,000 was to pay accrued salary owing under a consulting agreement  .

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

On April 24, 2017 the Company issued 932,523 common shares to one director for conversion of notes payable and advance through March 31, 2017 amounting to $123,372.

On July 27, 2017 the Company issued 77,665 of its common restricted shares to note holders in settlement of notes payable and accrued interest amounting to $10,463  .

The components of notes payable -related party at September 30, 2017 and December 31, 2016 are summarized in the following tables.

	September 30, 2017	December 31, 2016
Related party convertible notes payable - 5% interest;due January 1, 2019	$3,500	$24,796
Less: unamortized discount	—	(786)
Balance - September 30, 2017	$3,500	$23,420

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

September 30, 2017

(UNAUDITED

NOTE 8 – STOCKHOLDERS' DEFICIT

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 17,113,728 and 14,837,915 shares of post-split common stock issued and outstanding at September 30, 2017 and December 31, 2016.

On September 30, 2017, the Company's Board unanimously authorized the Company to buy back its own stock in the open market within compliance of Rule 10b-18 of the US Securities and Exchange Commission, and authorizes these repurchases for a period of one year commencing on October 1, 2018. As of the date of this filing the Company has not purchased any of it’s own stock.

On March 3, 2016 the Company received a cash payment of $30,000, for the sale of 12,000,000 pre-reverse split shares at a cost of $0.0025 per share or 1,200,000 post-reverse common shares, at a cost of $0.025 per share.

On September 3, 2016, the Company issued 7,249,999 common restricted shares to seven individuals, officers and directors, to compensate them for past services.  The shares were recorded, based on the fair market value of the stock on that date, at $0.26 per share for a total cost of $1,885,000.

On September 3, 2016, the Company approved the issuance of 50,000 common restricted shares to a consultant for services provided and to be provided.  The shares were recorded, based on the fair market value of the stock on that date, at $0.26 per share, for a total cost of $13,000.

On September 30, 2016 the Company issued 25,000 common restricted shares to the same consultant for services rendered, based on the fair market value of the stock on that date, at $0.1051 per share or a total cost of $2,628.

On September 27, 2016 the Company issued 700,000 and 500,000 shares, respectively, to two consultants for services to be provided, based on the fair market value of the stock on that date of $0.01 per share or a total cost of $12,000.  The 700,000 common shares were recorded at $0.01 per share, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $7,000, to be amortized, over the term of the contract.  In addition, this consultant will accrue $8,000 in fees with the consultant having the option to convert the accrued fees into 25,000 shares of common stock each quarter.  Similarly, the 500,000 common shares were valued at $0.01, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $5,000, to be amortized, over the term of the contract.  The contracts contained a commitment to issue an additional 300,000 and 250,000 shares, respectively, by September 30, 2017.

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

On February 6, 2017 the Company issued 15,000 common shares to one consultant in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time.  The shares were recorded at a cost of $0.1281 per share for a total cost of $1,922.

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

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

September 30, 2017

(UNAUDITED

On March 26, 2017, the Company issued 10,000 common shares to a consultant for services rendered.  Based on the fair market value of the stock on that day the shares were recorded at a cost of $0.17 per share or a total cost of $1,700. As of September 30, 2017, the shares have not been issued and have been recorded as stock payable.

On March 31, 2017 the Company issued 550,000 common shares to two consultants as payment for their services.  The shares were recorded at a cost of $0.141 per share or a total of $77,000 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

On April 24, 2017 the Company issued 150,000 common shares to one consultant as payment for their services.  The shares were recorded at a cost of $0.17 per share or a total of $25,485 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

On April 24, 2017 the Company issued 932,523 common shares to one director for conversion of notes payable and advance through March 31, 2017 amounting to $123,372.

On July 27, 2017 the Company issued 268,290 common shares to various note holders director for conversion of convertible notes payable – related parties and advances amounting to $35,880.

On July 5, 2017, the Company issued 25,000 common shares to a consultant for services rendered valued as of the date of the agreement at $5,500.

On July 17, 2017, the Company issued 100,000 common shares to a consultant for services rendered valued as of the date of the agreement at $22,000.

On September 20, 2017, the Company issued 100,000 common shares to a consultant for services rendered valued as of the date of the agreement at $12,100.

NOTE 9 – STOCK PURCHASE WARRANTS

On March 14, 2017, 500,000 warrants were issued, to a consultant, in consideration of consulting services to be provided during the ensuing year  .  The value of these warrants of $64,986 have been recorded as prepaid expenses (See Note 4).

On June 27, 2017, the Company granted stock warrants for 932,523 shares of common stock in association with a consulting agreement with a director. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.20/share, the exercise price is $0.50/share, the value of the issuance is $186,276  .

YSTRATEGIES CORP.

Notes to Unaudited Financial Statements

September 30, 2017

(UNAUDITED

On July 27, 2017, the Company granted stock warrants for 47,656 shares of common stock in association with a the conversion of a convertible note. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.18/share, the exercise price is $0.13333/share, the value of the issuance is $8,521.

In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

September 30, 2017
Risk-free interest rate	1.06 - 2.32%
Expected options life	5.00
Expected dividend yield	—
Expected price volatility	313-330.11%

A summary of the status of the Company's stock options as of September 30, 2017 and changes during the nine months ended September 30, 2017 is presented below:

Number of Warrants
Outstanding at December 31, 2016	1,739,763
Warrants granted during the nine months ended September 30, 2017	1,480,179
Warrants exercised	—
Warrants forfeited or expired	—
Outstanding at September 30, 2017	3,219,942
Exercisable at September 30, 2017	3,219,942

The following table summarizes information about options and warrants as of September 30, 2017:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	1,666,667	2.17	$0.06	1,666,667	$0.06
$0.50	1,005,619	4.50	$0.50	1,005,619	$0.50
$0.1333	547,656	4.64	$0.1333	547,656	$0.1333

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

Directors and Officers

Below are the names and certain information regarding our executive officers and directors during the quarter ended September 30, 2017.

Name	Age	Position
James J. Kiles	64	Chief Executive Officer, President and Chairman
Ashish Badjatia	47	Chief Operating and Financial Officer, Secretary and Director
Paul I. Overby	60	Chief Strategy Officer and Director

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

Advisory Board

On September 27, 2016, the Company formally created, and approved, a Science and Technology Advisory Board ("Advisory Board"). All of the Advisory Board members serve for a period of one year at a cost of 15,000 common shares annually for each individual to serve in this role.

The purpose of the Advisory Board is advisory only. The Advisory Board has no management or corporate governance responsibilities.

On September 27, 2016, six members of this Advisory Board were approved to receive 15,000 shares of common stock each for serving in this role. This included Dan Aronson, Kevin T. McLoughlin, Vi Rapp, Peter Therkelsen, Mike Tucker and Scott Wallace.

On December 31, 2016, Yurij Wowczuk was approved to receive 15,000 shares of common stock for serving on this Advisory Board.

On February 17, 2017, the Company added an additional eight members to the Advisory Board, also at a cost of 15,000 common shares for each individual. This included Mark E. Avsec, Ben Bartlett, Lillian Chou, Del Christensen, Richard Samuelson, Mary Vincent, Jeff Weng, and Daniel Young.

Stock Buyback

On September 30, 2017, the Company's Board unanimously authorized the Company to buy back its own stock in the open market within compliance of Rule 10b-18 of the US Securities and Exchange Commission, and authorizes these repurchases for a period of one year commencing on October 1, 2017.

Subsidiaries

We do not currently have any subsidiaries.

Results of Operations for Three and Nine Months Ended September 30, 2017 and 2016

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

We have generated minimal revenue from our core business model.  During the three and nine months ended September 30, 2017, we earned commissions of $0 from internet sales compared to $0 and $8,580 during the same three and nine months in 2016, respectively. We    had no consulting revenue during either three or nine month period. During the nine months ended September 30, 2017 and 2016, we recorded cost of revenue of $0 and $3,966, respectively. Consulting contracts cover a variety of circumstances and needs and only become available from potential clients on an "as needed" basis.  No such contracts were entered into during the nine months ended September 30, 2017 and 2016.

Our total operating expenses of $163,633 and $592,870 incurred during the three and nine months ended September 30, 2017 consisted of administrative and general costs of $163,633 and $592,870, respectively. General and administrative expenses during the three and nine month period consisted primarily of management and consulting fees of $135,166 and $282,502, respectively.

Total operating expenses during the three and nine month period ended September 30, 2016 were $22,213 and $1,973,343, respectively, which consisted of General and administrative expense of $22,213 and $1,973,343, respectively.

Interest cost, due to additional notes and loans, for the three and nine months ended September 30, 2017 was $13, 934 and $49,352 compared to $845 and $1,770 for the three and nine months ended September 30, 2016  . During the nine months ended September 30, 2017 and 2016, the Company recorded a gain on settlement of accrued liabilities of $27,000 and $0, respectively.

Liquidity and Capital Resources

Net cash used, by operating activities, during the nine months ended September 30, 2017 was $53,334 compared to $39,625 for the nine months ended September 30, 2016. Net cash used in operating activities was adjusted for common stock and warrants issued for service during the nine months ended September 30, 2017 and 2016 of $253,435 and $1,901,677, respectively. he Company has stabilized its overhead while management has provided the labor to create and develop the current projects.

Investing Activities

We did not use any cash resources for investing activities during the nine months ended September 30, 2017 or 2016.

Financing Activities

During the nine months ended September 30, 2017 the Company generated $5,000 from the issuance of a convertible note to the Company Board Chairman and $50,000 from unrelated investors. The Company sold common stock for $30,000 cash and received $10,000 from convertible notes payable during the nine months ended September 30, 2016

 Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and marketing. As a result, the Company incurred accumulated net losses through September 30, 2017 of $3,466,805. In addition, the Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders.

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

Management has adopted a new business plan, which is to raise additional financing through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that we will be successful in raising such financing.

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

Revenue Recognition

The Company recognizes revenue for its professional services when persuasive evidence of an arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is probable. During the three months ended September 30, 2017, the Company earned $0 for product sales generated through the Amazon web site.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1     Legal Proceedings

None.

Item 1A     Risk Factors

Not required for a smaller reporting company.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

n March 3, 2016 the Company received a cash payment of $30,000, for the sale of 12,000,000 pre-reverse split shares at a cost of $0.0025 per share or 1,200,000 post-reverse common shares, at a cost of $0.025 per share.

On September3, 2016, the Company issued 7,249,999 common restricted shares to seven individuals, officers and directors, to compensate them for past services.  The shares were recorded, based on the fair market value of the stock on that date, at $0.26 per share for a total cost of $1,885,000.

On September3, 2016, the Company approved the issuance of 50,000 common restricted shares to a consultant for services provided and to be provided.  The shares were recorded, based on the fair market value of the stock on that date, at $0.26 per share, for a total cost of $13,000.

On September 30, 2016 the Company issued 25,000 common restricted shares to the same consultant for services rendered, based on the fair market value of the stock on that date, at $0.1051 per share or a total cost of $2,628.

On September 27, 2016 the Company issued 700,000 and 500,000 shares, respectively, to two consultants for services to be provided, based on the fair market value of the stock on that date of $0.01 per share or a total cost of $12,000.  The 700,000 common shares were recorded at $0.01per share, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $7,000, to be amortized, over the term of the contract.  In addition, this consultant will accrue $8,000 in fees with the consultant having the option to convert the accrued fees into 25,000 shares of common stock each quarter.  Similarly, the 500,000 common shares were valued at $0.01, based on the fair market value of the stock on September 27, 2016, and were recorded as a prepaid expense, of $5,000, to be amortized, over the term of the contract.  The contracts contained a commitment to issue an additional 300,000 and 250,000 shares, respectively, by September30, 2017.

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

On February 6, 2017 the Company issued 15,000 common shares to one consultant in return for the Company's right to utilize the consultants' images and profiles in marketing and other materials to be disseminated from time to time.  The shares were recorded at a cost of $0.12851 per share for a total cost of $1,922.

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

On March 26, 2017, the Company issued 10,000 common shares to a consultant for services rendered.  Based on the fair market value of the stock on that day the shares were recorded at a cost of $0.17 per share or a total cost of $1,700. As of September30, 2017, the shares have not been issued and have been recorded as stock payable.

On March 31, 2017 the Company issued 550,000 common shares to two consultants as payment for their services.  The shares were recorded at a cost of $0.141 per share or a total of $77,000 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

On April 24, 2017 the Company issued 150,000 common shares to one consultant as payment for their services.  The shares were recorded at a cost of $0.17 per share or a total of $25,485 and charged to prepaid expense, to be amortized over 42 months, which is the remaining term of the consulting agreements.

On April 24, 2017 the Company issued 932,523 common shares to one director for conversion of notes payable and advance through March 31, 2017 amounting to $123,372.

On July 27, 2017 the Company issued 268,290 common shares to various note holders director for conversion of convertible notes payable – related parties and advances amounting to $35,880.

On July 5, 2017, the Company issued 25,000 common shares to a consultant for services rendered valued as of the date of the agreement at $5,500.

On July 17, 2017, the Company issued 100,000 common shares to a consultant for services rendered valued as of the date of the agreement at $22,000.

On September 20, 2017, the Company issued 100,000 common shares to a consultant for services rendered valued as of the date of the agreement at $12,100

The Company relies on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 for all of the above issuances of common stock.

Item 3     Defaults upon Senior Securities

None.

Item 4     Mine Safety Disclosures

N/A.

Item 5     Other Information

In July 2017, Jim Kiles made open market purchases of common stock on six occasions totaling 5000 shares. The following lists those purchases:

July 7, 2017: Purchased 500 shares at $0.1765 per share

July 11, 2017: Purchased 3000 shares at $0.20 per share

July 12, 2017: Purchased 500 shares at $0.1644 per share

July 13, 2017: Purchased 100 shares at $0.20 per share

July 14, 2017: Purchased 500 shares at $0.22 per share

July 19, 2017: Purchased 400 shares at $0.1793 per share

There were no other open market purchases or sales of common stock by directors or officers of the Company in the quarter ended September 30, 2017.

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

Ystrategies Corp.

Date: November 14, 2017	/s/ Jim Kiles
Jim Kiles President and Chief Executive Officer

